Form 10-Q
period 1996-03-31
SCRIPTEL HOLDING INC
filed 1996-05-16
CIK 830504

United States Securities and Exchange Commission
Washington, D.C.  20549

Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR
    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to       .

Commission File Number  0-20271


Scriptel Holding, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1069865
(IRS employer identification no.)

4153 Arlingate Plaza, Columbus, Ohio 43228
(Address of principal executive offices) (Zip code)

(614) 276-8402
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the Past 90 days.  Yes   No  X

The number of common shares outstanding at May 14, 1996 was 23,630,134.

Part I - Financial Information

The response to Items 1 and 2 has been delayed. A Form 12b-25 was filed indicating that such financial information will be filed as soon as possible by amendment to this Form 10-Q.

Part II- Other Information

The response to Items 1 through 6 will be filed as soon as possible by amendment to this Form
10-Q


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Scriptel Holding, Inc.
(Registrant)


Date: May 14, 1996               /s/   Bernard Eckstein
                                                    Bernard Eckstein
                                                    Acting Chairman/CEO



Date: May 14, 1996                /s/  Frederick A. Niebauer
                                                    Frederick A. Niebauer
                                                    Treasurer (principal
financial and accounting officer)