Form 10-Q/A
period 1996-03-31
SCRIPTEL HOLDING INC
filed 1996-06-20
CIK 830504

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q/A

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


OR   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 0-20271

SCRIPTEL HOLDING, INC.
(Exact name of Registrant as specified in its charter)

Delaware                                                         31-1069865
(State or jurisdiction                                       (IRS Employer
of incorporation or organization)                   Identification No.)

4153 Arlingate Plaza
Columbus, Ohio                                                      43228
(Address of principal executive offices)                  (Zip Code)

(614) 276-8402
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
     No

     The number of common shares outstanding at June 14, 1996 was 23,562,134. SCRIPTEL HOLDING, INC.

Amended items to Form 10-Q for the quarter ended March 31, 1996.

                             Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of March 31, 1996
    3
               (unaudited) and December 31, 1995
          Consolidated Statements of Operations for the three
     4
               months ended March 31, 1996 and 1995, unaudited Consolidated Statements of Cash Flows for the three
   5-6
               months ended March 31, 1996 and 1995, unaudited Notes to Consolidated Financial Statements, unaudited
  7-20

Item 2.   Management's Discussion and Analysis of Financial
21-26
               Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
                 27

Item 2.   Changes in the rights of the company's security holders
27

Item 3.   Defaults upon senior securities
            27

Item 4.   Submission of matters to a vote of security holders
 None

Item 5.   Other information
                 28

Item 6.   Exhibits and reports on Form 8-K
        28

SIGNATURES
                 29

Exhibits: 10(w) - May 30, 1996 investment banking relationship
30-33
               agreement with Everest Securities, Inc.

               27 - Financial Data Schedule







Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS                 March 31,1996         December 31,

   (Unaudited)                     1995
Assets
- - ---------------       -----------------
Current assets:
  Cash and cash equivalents                                         $
30,000   $          51,000
  Trade accounts receivable, net of allowance for
     doubtful accounts of $3,000 in 1996 and 1995                 45,000
       65,000
  Inventories
        1,000                 2,000
  Assets held for sale
 168,000                     ---
  Other current assets
    2,000                 2,000

    ---------------      -----------------
     Total current assets
 246,000             120,000
Property and equipment, net
481,000             947,000
Patents, net
     166,000             184,000
Deposits
              ---             122,000
Other assets
      63,000               88,000

   ----------------      ----------------
     Total assets                                                            $
    956,000     $   1,461,000

    =========     ==========
Liabilities and Stockholder's Deficit
Current liabilities:
  Notes payable, short-term and current portion          $    5,309,000     $
4,741,000
  Accounts payable
1,596,000          1,681,000
  Accrued interest
1,146,000             855,000
  Accrued loss on discontinued operations                           450,000
        470,000
  Other accrued liabilities
4,229,000          2,777,000

    ---------------       --------------
     Total current liabilities
12,730,000         10,524,000
Notes payable, long-term
1,000,000          1,000,000
Commitments and contingencies
Stockholders' deficit:
  Common stock, $0.10 par value, 50,000,000 shares authorized:
  22,842,634 shares and 21,058,217 shares issued and
  outstanding at March 31, 1996 and December 31,
  1995, respectively
2,284,000           2,106,000
  Additional paid in capital
39,584,000         38,529,000
  Accumulated deficit
(54,502,000)       (50,558,000)
  Notes receivable - stockholders
(140,000)            (140,000)

  ----------------       ----------------
  Total stockholders' deficit
(12,774,000)        (10,063,000)

     --------------       ---------------
  Total liabilities and stockholders' deficit                      $  956,000
   $     1,461,000

    =========       =========
The accompanying notes are an integral part of the financial statements. Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS    Three months ended March 31,

                       1996             1995

              (Unaudited)      (Unaudited)

           -----------------      ---------------
Revenues
    $        60,000        $  121,000

Costs and expenses:
  Cost of sales
              46,000            102,000
  General and administrative
 1,494,000         1,069,000
  Sales and marketing
         62,000              52,000
  Research and development
1,029,000         1,601,000

           ----------------      ---------------
     Total costs and expenses
  2,631,000         2,824,000

           -----------------     ---------------
     Loss from operations
  (2,571,000)      (2,703,000)

Other expense (income):
  Interest expense
          389,000            172,000
  Finance charge
          670,000                    ---
  Other expense, net
                ---             (13,000)
  Loss on disposition of assets
    314,000                    ---
  Minority interest
                  ---             (65,000)

           ----------------      ---------------
     Total other expense
    1,373,000              94,000

           ----------------      ---------------
     Loss from continuing operations
(3,944,000)      (2,797,000)

Discontinued operations:
  Loss from operations of Ampsco
      ---              (27,000)

          -----------------      ----------------
  Total loss from discontinued operations
     ---             (27,000)

          -----------------     -----------------
  Net loss
     $   (3,944,000)    $ (2,824,000)

           ==========    ==========
Loss per share of common stock:
  Continuing operations
$         (0.18)       $      (0.18)
  Discontinued operations
            ---                     ---

             ---------------       ---------------
     Net loss per share
  $          (0.18)      $       (0.18)

            ==========     ==========
Weighted average number of common shares
used in computing net loss per share
21,365,240       15,556,891

           ==========    ==========
The accompanying notes are an integral part of the financial statements. Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

             Three months ended March 31

                       1996                  1995

              (Unaudited)        (Unaudited)

             ---------------     ---------------
Net cash used in operating activities                               $
(1,104,000)    $  (1,226,000)

Cash flows from investing activities:
  Purchase of property and equipment
(97,000)           (220,000)
  Disposal of assets held for sale
           ---              353,000
  Purchase of patents
               ---               (32,000)

               -------------     ---------------
  Net cash provided by (used in) investing activities
(97,000)             101,000

Cash flows from financing activities:
  Proceeds from notes payable
 707,000              528,000
  Repayment of notes payable
(155,000)           (290,000)
  Proceeds from the issuance of stock
628,000             857,000

                ------------        -------------
     Net cash provided by financing activities
1,180,000           1,095,000

               -------------         ------------
Increase (decrease) in cash and cash equivalents
(21,000)             (30,000)

Cash and cash equivalents, at the beginning of the year                51,000
             31,000

               -------------         --------------
Cash and cash equivalents, at the end of the period                 $   30,000
         $     1,000

              =========       =========

The accompanying notes are an integral part of the financial statements.

                                continued
Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

             Three months ended March 31

                       1996                  1995

              (Unaudited)        (Unaudited)

             ---------------       ---------------
Supplemental disclosures of cash flow information:
  Cash paid for interest
$        21,000       $       35,000

           ==========      =========
Supplemental schedule for non-cash financing and investing activities:
  Record receivable for convertible debenture:
     Increase in subscription receivable
                    $  1,000,000
     Increase in notes payable
                           (1,000,000)

Debt conversion and use of debt to exercise options and warrants:
  Decrease in notes payable
                      $      142,000
  Decrease in accrued interest
                               20,000
  Increase in common stock
                             (12,000)
  Increase in additional paid-in-capital
                         (150,000)

                                     ----------------
  Net effect on cash
                           $               0

                                     ==========

     In the first quarter of 1995, the Company issued stock options as follows:
7,000 options
on debt financings (value of $3,000 treated as interest expense in the quarter), and 2,240,950 options as compensation to officers, directors, employees and consultants (value of $44,000 and
$425,000 treated as administrative and research and development expense, respectively, in the quarter).

     In the first quarter of 1996, the Company had these non-cash charges relating to stock, stock options and convertible debt: issued 100,000 shares and 100,250 stock options, net, to officers, directors, employees and consultants (value of $137,000 treated as administrative expense in the quarter); repriced and extended a total of 4,274,500 stock options and warrants
(value of $392,000 treated as a finance charge in the quarter); repriced certain convertible debt
(value of $78,000 treated as a finance charge in the quarter).

The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 1996 (Unaudited)

1.        CONSOLIDATION:

     The consolidated information presented for March 31, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated balance sheet data at December 31, 1995 was derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Form 10-K/A (file
No. 0-20271).

     The consolidated financial statements include the accounts of Scriptel Holding, Inc. and its wholly-owned subsidiaries, Scriptel Corporation ("Scriptel") and Scriptel Communications Corp., and its majority-owned subsidiary Coloray Display Corporation ("Coloray") (collectively known as "the Company"). Another wholly-owned subsidiary, Ampsco Corporation ("Ampsco") has been reported as a discontinued operation, and was sold in April 1996. All significant intercompany transactions have been eliminated.

     In early 1996, the Company committed to shutting down Coloray. If this effort is successful, it will enable the Company to focus on its core Scriptel technology and Scriptel products.

2.        GOING CONCERN BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Scriptel Holding, Inc. and each of its subsidiaries have incurred recurring losses from operations and resulting cash flow problems since inception. Management's plan for meeting obligations as they come due is summarized below. If the Company is unable to obtain additional funding, and meet or restructure its debt obligations as they come due, there would be a substantial likelihood that it could not proceed as a going concern.
 The consolidated
financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company must generate significant and sufficient additional working capital and restructure its debt obligations in order to continue as a going concern. Management is seeking additional financing through other public or private placements of debt, convertible debt and or common stock to fund its activities. There can be no assurance that the Company will be able to obtain such funds, that such funds obtained will be sufficient, or that the Company will be able to meet or restructure its debt obligations as they come due. If the funds are not received, management plans to cut back further on its planned research and development and capital expenditures, which could jeopardize the timing and ultimate completion of certain critical projects. Completion of these projects and further market development for Scriptel's products are necessary for the Company to achieve profitable operations.

     At March 31, 1996, the Company was in default on approximately $2.7 million of its notes payable, of which approximately $500,000 have been demanded, and in arrears over 60 days on trade accounts payable totaling approximately $1.4 million. In addition, $2,519,000 of notes payable were represented by demand cognovit notes at March 31, 1996. At March 31, 1996 the
Company had a reported deficit in equity of $12,774,000. The Company is currently attempting to negotiate new terms with certain debt holders, as well as to seek the execution of conversion privileges on convertible notes.

     At March 31, 1996, the Company was a party to legal proceedings brought by several creditors. (See Note 4 for a summary of litigation issues.) Subsequent to March 31, 1996, several additional creditors took or threatened legal action against the Company to collect amounts due and payable. The Company has successfully deferred, for the present, legal action by other creditors and has made some partial payments on the amounts due.
There can be no
assurance, however, that the creditors will not hereafter seek other legal remedies.

3.        RISK OF LIQUIDATION:

     Due to the Company's history of operating losses and immediate need for additional capital, there is a risk that the Company will have to liquidate.
Substantially all of the Company's
assets, including patents, are pledged as collateral on certain of the Company's debt instruments.
If the Company were forced into liquidation, it is likely that all of the assets would be attached to settle the claims of secured creditors and none, except possibly the value of the patents, would be available to other security holders. If the Company were to liquidate, management estimates that the realizable value of the Company's property and equipment would be substantially less than the carrying values of those assets at March 31, 1996, and the realizable value of the Company's other assets, except patents, would be less, but would not be materially different than the reported values for those assets at March 31, 1996. It is also management's estimate that the value of the
Company's patents would be higher than their recorded value at March 31, 1996. The valuation of assets necessarily requires many estimates and assumptions. The actual value of assets if liquidation were to occur would depend on a variety of factors, including finding interested buyers, the timing of any sales, sales commissions and selling costs, operating losses incurred to the date of any sale, and the forced nature of the sale. Management considered these factors in developing its estimate of realizable values if liquidation were to occur. The Company has not had a current outside appraisal of the assets made because it is management's intention to continue to operate the Company on a going-concern basis. Management's estimate of realizable value on liquidation of current assets is approximately $200,000, compared to a carrying value at March
31, 1996 of $246,000. Management's estimate of realizable value on liquidation of property and equipment is approximately $200,000, compared to a carrying value at March 31, 1996 of
$481,000. Excluding patents, for which an appraisal is not available and management is otherwise unable to reasonably estimate value, management's estimates of realizable value on liquidation of all assets is approximately $500,000, compared to a carrying value of all assets of $956,000 at
March 31, 1996. At that date, the Company's recorded liabilities totaled approximately
$13,730,000.  The Company also has other contractual commitments.

     If the Company could continue as a going concern and achieve profits, the Company could realize substantial savings from the use of its net operating loss carryforwards to offset future taxable income. If the Company were liquidated, it is unlikely that any benefit would be realized from these tax loss carryforwards.

4.        LITIGATION

     The Company is a defendant in several legal actions brought by creditors to collect amounts due, or brought by others.

     On September 6, 1995, a promissory note holder filed suit in the Circuit Court of Cook
County, Illinois, entitled Stimsonite Corporation vs. Scriptel Holding, Inc., for collection of principal, interest and other charges on a note. The total sought is approximately $450,000. The promissory note holder received a judgement against the Company in Illinois in November 1995, and domesticated the judgement against the Company in Ohio in February 1996. The Company is attempting to negotiate a resolution with the creditor.

     A former officer and director of the Company filed a suit against the Company in January
1996 in U. S. District Court for the Southern District of Ohio, entitled Nicholas G. Venetis vs.
Scriptel Corporation and Scriptel Holding, Inc. The individual alleges common fraud; securities fraud; non-payment of payroll, severance, director bonus, and expenses; improper handling of
COBRA benefits and disclosures; and other matters. He claims damages of approximately
$100,000 and requests specified grants of options and punitive damages of $250,000. The
Company has filed a response to the suit denying the allegations and attempting to collect amounts due the Company from the individual. The Company may work with the individual in an attempt to settle the suit.

     Three former officers of Coloray Display Corporation, a majority-owned subsidiary of the
Company, filed an action against Coloray and the Company on February 23, 1996 in Alameda
County Superior Court, Hayward, California, entitled Michael W. Blas, M. Kathy Vieth, and
Daniel J. Devine vs. Coloray Display Corporation and Scriptel Holding, Inc., alleging non-payment of amounts due them for payroll, severance, expense reports and other matters, and seeking damages totaling approximately $680,000. These individuals also sought and obtained in connection with this action an ex parte Temporary Protective Order prohibiting the transfer of the assets of Coloray and the assets of the Company located in California. Following a hearing on
March 28, 1996, the California court denied the plaintiffs' application for Writ of Attachment or
Temporary Protective Order. The Company intends to vigorously pursue this action, including the possibility of an action by the Company against each of the individuals. These individuals have also taken administrative action against Coloray through the California Labor Board.

     A creditor filed suit against the Company in February 1996 in the Court of Common Pleas,
Franklin County, Ohio, entitled Financetech, Inc. vs. Scriptel Holding, Inc., for collection of a debt and accrued interest of approximately $580,000. The Company has filed a counterclaim against the creditor for amounts of royalty that the Company feels is due it from the creditor, and has requested the court to offset the note payable by the amount of royalty due. This action is pending.

     Several other creditors have filed suit against the Company and its subsidiaries, in various courts in Ohio and California, for payment of amounts due them. In addition, the Company has been informed that several other creditors may take such actions in the near future. The amount currently under suit in these actions totals less than $150,000.

     The landlord of Coloray has threatened to start eviction proceedings due to non-payment of rents totaling approximately $84,000.

     In January 1996 the State of Ohio issued a final claim against the Company for unpaid sales and use taxes of $41,000. These taxes are included in the Company's liabilities at December
31, 1994 and for all subsequent periods.

     The Internal Revenue Service has filed a payroll tax levy against the assets of Coloray
Display Corporation. In February 1996, the IRS attached $42,000 of funds held on deposit in
Coloray's bank account, and obtained those funds. Several other payments have been made and
Coloray still owes approximately $95,000 of federal payroll tax liabilities.

     Coloray has also received a personal property tax lien from Alameda County, California in the amount of approximately $23,000. In addition, Coloray has unpaid withheld state income taxes of approximately $25,000 which are subject to levy at any time.

     The Company has unpaid personal property, franchise, capital stock, workers compensation, and other taxes aggregating approximately $190,000. Such amounts may be subject to levy against Company assets. The Company intends to pay these taxes as funds become available.

     Demands for payment have been made by several cognovit note holders, for loans and costs totaling approximately $500,000. A cognovit note allows the holder to obtain immediate judgement against the Company if the note is presented in court. To date, the cognovit note holders have not exercised this right.

     There can be no assurance that creditors will not hereafter seek other legal remedies.

5.        INVENTORIES

     Inventories are valued at the lower of costs (first-in, first-out method) or market.
Management conducts a general review of the adequacy of excess and obsolete inventory reserves on a quarterly basis. Reported inventories are mainly raw materials.

6.        NOTES PAYABLE AND DEBENTURES:

     Notes payable and debentures as of March 31, 1996 and December 31, 1995 consist of the following:


                       1996                 1995

            ---------------        ---------------
Convertible notes to individuals and stockholders
at prime rate plus 2% to 4%, principal and
interest convertible to common shares at $0.55
to $3.50 per share; in default                                              $
1,520,000      $  1,156,000

Convertible debenture, 8%, due in November 1998                 1,000,000
   1,000,000

Demand notes payable to related parties, at rates ranging
from 10% to prime plus 4%, in default
48,000               53,000

Notes payable to a corporation, $250,000 at 10% and $250,000 at 8%, quarterly principal and interest payments ranging from
$8,423 to $10,495 due through November 1996, and the unpaid
balance due December 1996; in default
500,000             500,000

Demand notes payable to a major stockholder at 10% per
annum to 40% of principal on demand
2,219,000         2,021,000

Cognovit promissory notes payable, at prime rate; in default      569,000
      569,000

Note payable on machinery purchase, monthly payments            115,000
    104,000

Demand notes payable to suppliers, 18%; in default                     38,000
            38,000

Demand secured cognovit convertible promissory note, 10%     300,000
 300,000

               ------------          ------------

               6,309,000          5,741,000

     Less current portion
    5,309,000          4,741,000

             -------------          ------------

          $   1,000,000    $    1,000,000

            ========       =========
     The prime interest rate was 8.5% at March 31, 1996. Substantially all assets of the
Company are pledged as collateral for certain of the notes.

7.   COMMON STOCK AND COMMON STOCK COMMITMENTS

     The Company entered into the following significant common stock transactions and made the following common stock commitments for the three months ended March 31, 1996 and subsequently:

* The Company issued 100,000 shares in January 1996 to a founder, director, and officer of the Company as additional compensation for his service since the Company was founded. The value of this stock, $75,000, was expensed in January 1996 when it was issued. In a related action, the Board of Directors authorized cancellation of all the notes and advances receivable from this individual. These receivables approximated $91,000, most of which had been fully reserved at December 31, 1994. All remaining amounts were expensed in December 1995.

* Options and warrant holders exercised existing options and warrants at $0.55 per share for a total of 46,917 common shares. Net cash proceeds from these exercises totaled $26,000. There was no change in total committed shares as a result of these exercises.

* The Company entered into two letter agreements between the Company, Standard Energy
Company, and Gerald S. Jacobs, an individual, which agreements are dated September 21, 1995 as amended February 29, 1996 (the "September Agreement"), and dated February 29, 1996 (the
"February Agreement"). The Company entered into a further agreement between the same parties, dated March 29, 1996 (the "March Agreement") which supersedes the September and
February Agreements. The March Agreement was ratified by the Company's Board of Directors on April 4, 1996. The September and February Agreements were included as exhibits to a Form
8-K Current Report dated September 21, 1995 and filed in March 1996. The March Agreement was included as an exhibit to a Form 8-K Current Report dated April 4, 1996 and filed in April
1996. Standard Energy Company and Gerald S. Jacobs are both major creditors and shareholders of the Company. Mr. Jacobs is the sole owner of Standard Energy Company.

     The Agreements, as amended in March 1996, compensate Mr. Jacobs as an individual for his help personally or through companies he owns or is affiliated with in providing debt financing to the Company over the last several years, patience in not demanding repayment of those loans and cooperation with other matters, and for relinquishing up to 1,000,000 currently owned options or warrants for cancellation so that the Company could use those authorized shares in its current financings. The Company will issue to Mr. Jacobs, or his nominee, warrants to purchase
3,600,000 common shares at a price of $0.75 per share, and which will expire six years after issuance. The Company will issue to Sonata Investment Company, Ltd. (the holder of the
$300,000 convertible notes - see Note 6) warrants to purchase 2,400,000 common shares at a price of $0.50 per share, and which will expire six years after issuance. The warrants to Mr.
Jacobs and Sonata are contingent upon the Company having available authorized shares, which authorized shares shall be obtained from the first-expiring options or warrants or through approval by the Company's shareholders of additional authorized shares at any time in sufficient amount to cover this commitment, or both. The Company has agreed to use its best efforts to obtain the requisite shares.

     Mr. Jacobs has agreed to surrender up to a total of 1,000,000 options or warrants he currently owns, if the Company needs additional authorized shares to issue in its current financings. This is subject to the requirement that the Company must reissue those options or warrants when, as and if authorized shares are first available as set forth above. The new warrants would be exercisable at a price of $0.75 per share and would expire six years after issuance under these provisions. In March 1996, the Company used 853,125 options of the
1,000,000 offered to provide part of the authorized shares on new issuances under the provisions of Regulation S (see below).

     This agreement also specifies that all options and warrants currently owned by Mr. Jacobs, and by Donna L. Sanger, a vice president of Standard Energy Company, will be reissued with a new expiration date of October 1, 2001 and with a new price of $1.00 per share.
 At December
31, 1995, Mr. Jacobs owned 2,190,000 warrants and 1,956,000 options at prices ranging from
$1.51 to $2.62 per share and which expire at various dates through October 29, 2000. At
December 31, 1995, Ms. Sanger owned 65,000 warrants and 63,500 options at prices ranging from $1.51 to $2.50 per share and which expire at various dates through July 12, 2000. Mr.
Jacobs reported the effects of the September Agreement in his Form 4 filed for the month of
September 1995. The options and warrants were repriced and reissued as of February 29, 1996.
The Company recorded the $392,000 estimated value of these transactions as a finance charge in the first quarter.

     Management estimates the value of the 3,600,000 warrants to be issued to Mr. Jacobs as approximately $2,272,000 if issued now and assuming current market prices; because of the uncertainties relating to the requirement for available authorized shares, the actual value to be recorded is not known, and will be recorded only when these contingencies are resolved and the warrants are actually issued. Management estimates the value of the 2,400,000 warrants to be issued to Sonata Investment Company, Ltd. as approximately $1,545,000 if issued now and assuming current market prices; because of the uncertainties relating to the requirement for available authorized shares, the actual value to be recorded is not known, and will be recorded only when these contingencies are resolved and the warrants are actually issued.

* In March and April 1996, the Company entered into several agreements with foreign investors to purchase shares at $0.40 per share under the provisions of Regulation S promulgated by the Securities and Exchange Commission. A total of 2,357,000 shares were issued under these agreements. The market price of the Company's common stock on the dates of issuance was approximately $0.75 to $1.12. Cash proceeds were $943,000, less a total of $130,000 paid as finders fees and expenses. These proceeds were used to fund payrolls, audit and legal costs, and other operating expenses. In addition to the cash costs of closing, the Company committed to issue warrants to purchase common shares equal to 5% of the shares issued, at a price of $0.48, and which will expire five years after issuance. A total of 117,850 warrants have been committed.
Mr. Jacobs relinquished 853,125 of his options, (see above), Mr. Walter Krumm, another major creditor and shareholder relinquished 800,000 of his options with an exercise price of $1.69 to
$1.70 per share and expiring in 1988, and Mr. James W. France, Jr., the Company's Chairman relinquished 800,000 of his options with an exercise price of $1.74 per share and expiring in July
2000, so that the Company would have enough authorized shares available to issue the new shares and warrants. As part of the agreements with these individuals, the Company agreed to reissue the surrendered instruments as warrants when, as and if Scriptel is first able to do so, but in no event later than when Scriptel shareholders approve an increase in the amount of authorized shares, at a price of $0.75 per share, and with an expiration date of six years after the date of any reissue under these provisions. Scriptel also committed to use its best efforts to obtain shareholder approval of an increase in authorized shares. Kevin Woodbridge, a director, also relinquished 500,000 options (see below). If all of these are subsequently reissued, management estimates the incremental value of the reissued options or warrants as approximately $200,000, assuming current market prices; because of the uncertainties relating to the availability of authorized shares, the actual value to be recorded is not known, and will be recorded only when this contingency is resolved.

* In April 1996, the Company was successful in obtaining a one-year extension on four convertible notes payable totaling $71,000. The Company agreed to modify the conversion price from $1.69 per share to $0.55 per share. This transaction increased the authorized shares committed for conversion by 87,358 shares. The estimated value of these additional shares of
$78,000 was expensed as a finance charge in the first quarter.

* In April 1996, the Board of Directors ratified the Company's prior agreement to issue
15,000 shares to a consultant for services rendered on a financing concluded in November 1995.
These shares had been included in committed shares as of December 31, 1995.

* The Company issued 100,000 options in January 1996 to Bernard Eckstein, a director, as compensation for his services in helping with year end activities. The options are exercisable at a price of $0.75 per share (the market price at the date of grant), and expire in January 2001. The estimated value of $62,000 was charged to administrative expense in the first quarter.

* The Board of Directors approved in April 1996 a repricing and reissuance of all the options owned by Kevin Woodbridge, a director. This is additional compensation for his continuing to operate under a consulting contract with the Company without receiving his retainer fee for eight months, relinquishing part of his retainer and part of his stock options to obtain a release of a 1995 judgment against the Company on a cognovit note, and relinquishing 500,000 currently owned options for cancellation so that the Company could use those authorized shares in its current financings. At March 31, 1996, Mr. Woodbridge owned 870,797 options with exercise prices ranging from $1.43 to $2.00 per share and with expiration dates of 1996 to 2000.
All of his options will be reissued with a new expiration date of April 1, 2000 and with a new exercise price of $0.50 per share. Mr. Woodbridge also has rights to immediate registration of his options through an S-8 filing. The Company has agreed to reissue the relinquished options at such time as the shareholders approve the authorization of additional shares.


     Management estimates the value of the reissuance of currently existing options with new pricing and expiration dates as approximately $161,000. This will be recorded in the second quarter of 1996, which is when the Directors of the Company (excluding Mr. France and Mr.
Woodbridge, who abstained) approved the transaction.

* In April 1996, the Board also extended relinquishment and reissue privileges (reissue at an exercise price of $0.75 per share and expiring six years after reissue) to employees and directors, and to CommTech International Management Corp., a major shareholder and option holder.
Exercise prices on options owned by these holders generally range from $2.00 to $3.00 per share.

* In May 1996 the Company engaged Everest Securities, Inc. of Minneapolis, Minnesota in an exclusive investment banking relationship. Everest will advise and consult with the Company, and will use its best efforts to obtain commitments for financings using debt, convertible debt or stock. As part of the agreement, the Company sold to Everest for a nominal amount a warrant to purchase 350,000 shares of common stock at a price of $0.60 per share. The Company also granted Everest an additional warrant to purchase 350,000 shares of common stock at $0.60 per share for services under a prior consulting agreement. Both warrants expire in December 1999.
The estimated value of these warrants, $132,000, will be expensed as a finance charge in the second quarter.

     The agreement also contains the following provisions. The minimum term is one year, cancelable by either party with ninety days written notice. Upon completion of at least
$1,000,000 in funding in any form, the Company will pay $20,000 monthly to Everest for the term of the agreement. Everest will have the right to appoint two (2) directors to the Board of
Directors for a minimum period of three years. Everest will get cash placement fees on any financing the Company receives; such fees range from 2% on any financing which Everest does not manage, to 13% on equity funds raised by Everest. In addition, Everest will receive warrants for 10% of any shares tendered on the financings. Generally, such fees are payable on any financings from a source introduced to the Company by Everest, during the term of the agreement and for 60 months thereafter.

* In June 1996, Mr. Krumm loaned $30,000 to the Company under a demand cognovit promissory note at 18% per annum interest. In consideration for the loan, and for Mr. Krumm's forbearance in not demanding repayment of other notes, the Company reduced the price of
1,020,000 warrants held by Mr. Krumm from $1.69 per share to $0.40 per share, and extended the warrants from 1997 to March 2001. The estimated value of the repricing and extension,
$340,000, will be expensed as a finance charge in the second quarter.

* In June 1996, Sonata Investment Company loaned $45,000 to the Company under a demand cognovit note. On demand, $10,000 of interest will also be due. In consideration for the loan, and for Sonata's forbearance in not demanding repayment of another note, the Company agreed to issue to Sonata warrants to purchase 500,000 common shares at $0.50 per share and which would expire six years after issuance. Such warrants are contingent upon having available authorized shares from the Company's first-expiring unexercised options or warrants, or from approval by the Company's shareholders of an increase in authorized shares. If issued now, and assuming current market prices, management estimates the value of the warrants at $216,000:
because of the uncertainties relating to the requirement for available authorized shares, the actual value to be recorded is not known, and will be recorded only when these contingencies are resolved and the warrants are actually issued.

* In May 1996, James W. France, Jr., the Company's former Chairman, President and Chief
Executive Officer retired and resigned his positions as an officer and director of the Company.
Mr. France received a severance package of: continuation of his salary through September 1996, issuance of warrants to purchase 1,500,000 shares at $0.68 per share and which expire in May
1999 (value of $303,000 to be expensed in the second quarter), severance pay of $150,000, and cancellation of all of the Company's notes receivable (approximately $150,000) and advances receivable (approximately $100,000) from Mr. France. The Company has engaged Mr. France to act as a consultant in arranging financings for the Company. If these efforts are successful, Mr.
France will receive in cash 9% of the amount raised (which will first be used to pay the severance costs outlined above) plus an additional $150,000 if more than $5 million is raised by year end.
Bernard Eckstein, a director of the Company since 1992, has been appointed as the Company's
Chairman and Chief Executive Officer. J. Vance Holloway, President and Chief Operating Officer of Scriptel Corporation, has been appointed as President and Chief Operating Officer of Scriptel
Holding, Inc.

* The Company did not have the funds to pay its employees in April, May and June 1996.
To recognize the sacrifices made by the employees during this period, and to partially compensate them for their continued dedication and service, in June 1996 the Company reduced the exercise price to $0.40 per share on 1,805,700 options and 255,337 warrants owned by the employees.
Expiration dates were not changed. Formerly, such options and warrants carried exercise prices ranging from $0.75 per share to $4.00 per share. In addition, the Company issued a total of
60,000 options at $0.40 per share to employees who did not already own options.
 The estimated
value of the repricing ($228,000) and issuance ($13,000) will be expensed in the second quarter.

* The Company also agreed in February 1996 to issue a one time stock grant to employees of Scriptel equal in value to twice each employee's monthly salary, and valued at $0.91 per share.
This grant approximates 265,000 shares. A charge of $240,000 has been recorded in the first quarter.

* In May 1996, the Company issued 60,000 shares and a cognovit note for $115,000 in return for title to certain assets leased by Coloray and for settlement of $70,000 of recorded but unpaid lease payments. The Company recorded the $38,000 value of the shares and the $45,000 difference in lease costs in the first quarter as an adjustment of the estimated costs of closure of
Coloray (see below).

     Considering the outstanding common stock and commitments at December 31, 1995, the aforementioned changes arising subsequent to that date and the current market price of the common stock, the Company has fully used its 50,000,000 share authorization. The Company has also committed to issue an additional 11,060,000 shares if and when authorized shares first become available. Management will seek shareholder approval to increase the authorized shares at the next annual shareholders meeting.

8.   CALCULATION OF LOSS PER SHARE OF COMMON STOCK

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. The effect on net loss per common share of the assumed exercise of stock options and warrants and conversions of convertible notes has not been considered as the effect would be antidilutive.

9.   RELATED PARTY TRANSACTIONS, SUBSEQUENT EVENTS

     In addition to several items described above, the Company had the following events occur subsequent to December 31, 1995.

* The Company borrowed a total of $672,000 in five separate transactions with two major creditors and shareholders. The loans are payable on demand, and bear interest at stated amounts up to 41% of principal. The Company repaid $141,000 to one of the creditors through the end of
March 1996. One of the new loans requires payment from first proceeds available from a large financing transaction.

* As of May 21, 1996, the Company agreed to amend all amounts owed to Mr. Jacobs or his affiliates to bear interest at 18% per annum from that date.

* The Company has received unofficial information indicating that the Company's charter may be revoked by the State of Delaware for non-payment of corporate franchise taxes. The
Company intends to pay such taxes and file a Certificate for Renewal and Revival to reinstate its charter.

* In June 1996, several option and warrant holders offered to exercise their holdings at a reduced price of $0.546 per share. Through June 17, 1996, the Company accepted offers totaling approximately 250,000 shares. About half of the total exercise price is expected to be realized in cash, and the Company expects to convert debt for the remaining part of the total exercise price.
This transaction is in process.

10.  CLOSURE OF COLORAY

     In March 1996, the Company determined that it could no longer support the operations of
Coloray and announced plans to close that operation. Expected additional costs to close Coloray are approximately $400,000 including rental payments through the end of Coloray's lease in
November 1996, environmental shutdown, severance, and equipment
decommissioning.    This
was expensed in the first quarter. In the first quarter the Company also expensed the net book value of the leasehold improvements made by Coloray which will be surrendered to the landlord at the end of the lease, and reduced the remaining property and equipment down to the $168,000 received as proceeds from sale of the property and equipment at auction in May 1996; the
Company recognized a loss of $314,000 on these transactions. In addition, Coloray has contractual research and development obligations continuing through 1997, of which approximately $2,200,000 have not been recorded at March 31, 1996. The Company, Coloray and SRI International, Inc. (SRI) have entered into a letter of intent to arrange a consortium to continue Coloray and SRI's field emission display technology research. No definitive consortium documents have been signed. The proposal requires Coloray to contribute its patents and technology to the consortium in return for one-time royalty payments by consortium members and cancellation of the existing research agreement with SRI. The Company has the right but not the obligation to enter the consortium as a member to obtain the benefits of future research. The amounts, if any, to be received from the consortium are not currently estimable but will probably not be sufficient to meet all of Coloray's obligations. Coloray's liabilities and obligations include the following approximate amounts at March 31, 1996:

     Accounts payable
      $600,000
     Accrued expenses
       600,000
     Accounts payable
     3,300,000
     CRADAs and existing SRI research agreement:
          Accrued through March 31, 1996
2,000,000
          To be accrued through 1997
2,200,000
     Additional estimated total costs of closure
400,000

               -------------

              $9,100,000

              ========

     Coloray has also signed, with Scriptel, approximately $2,000,000 of cognovit notes payable to Mr. Jacobs and Standard Energy Company. These liabilities are recorded at Scriptel.

     Coloray's assets approximated $330,000 at March 31, 1996, including the $168,000 auction proceeds identified as assets held for sale on the accompanying balance sheet. The auction proceeds were delivered to Mr. Jacobs, the holder of secured debt signed by Coloray, and used to reduce that debt. Coloray's assets also include patents with an amortized value of
$148,000. The Company expects to contribute these patents to the proposed consortium in return for one-time royalty payments at least equal to the recorded value.

     The Company will attempt to obtain the release of Coloray from its CRADA commitments as part of the closure and will attempt to obtain the release of Coloray from its SRI commitments through the proposed consortium. If the Company is unable to negotiate releases of the SRI and/or CRADA obligations, these obligations would be recorded by Coloray at full value.

     The Company is not currently able to estimate or quantify the effects of the proposed consortium; the reduction, if any, in Coloray's CRADA commitments; or the ultimate resolution of the closure. However, if sufficient proceeds are not received to meet Coloray's liabilities and obligations, it is likely that Coloray will have to liquidate.


11.  NEW ACCOUNTING PRONOUNCEMENT

     In late 1995, the Financial Accounting Standards Board adopted Statement of Financial
Accounting Standards No. 123, "Accounting for Stock Compensation" (SFAS-123).
The
Company adopted this statement in 1996. SFAS-123 requires a substantial change in the calculation of the value of options granted to directors, officers and employees. Had the
Company used the provisions of SFAS-123 to calculate the value of options granted in 1995, management estimates that the reported net loss of the Company for the year ended December 31,
1995 would have increased by approximately $4,746,000, or $0.27 per share.

12.  DISCONTINUED OPERATIONS - SALE OF AMPSCO:

     Ampsco has had continuing losses from operations since acquisition, and at December 31,
1995 had an accumulated deficit in shareholders' equity of approximately $2.2 million. To cut the ongoing losses and to focus the Company on the computer peripheral segment, in April 1996 the
Company sold all of the common stock of Ampsco. No appraisal of Ampsco was made in connection with this transaction.

     The buyer was 1896, Inc., a corporation headed by Thomas J. Leukart, a director of the
Company at the time of sale. Dennis J. Leukart, president of Ampsco at the time of the sale is a brother of Thomas Leukart and the father-in-law of James W. France, Jr., the Company's former
Chairman, President, and CEO. As part of the agreement of sale, both Thomas Leukart and
Dennis Leukart resigned from their positions with the Company and cancelled their employment agreements. Thomas Leukart also resigned as Director of the Company.

     The buyer issued a Promissory Note (the "Note") to the Company in partial payment of the purchase price. The Note is for $650,000, and bears interest at 5%. Interest is payable monthly, with the entire principal balance due on April 1, 1999. The Company has endorsed this
Note to Mr. Jacobs, who had a security interest in the Ampsco shares which were sold. The
Company has not recorded any amount of the Note as proceeds on the sale of Ampsco because management estimates that collection of the Note is improbable. Ampsco made small, contractual, payments on the note for April and May, which were transferred to Mr. Jacobs and used to offset notes payable to him. In June 1996, the Company sold the Ampsco note to Mr.
Jacobs in return for a $100,000 reduction in notes and interest payable to him.
 The Company will
record these transactions as income in the second quarter. If the Note is repaid to Mr. Jacobs,
Mr. Jacobs has agreed to release Ampsco from any further obligation it may have as endorser of several notes the Company has with Mr. Jacobs or his affiliates.

     The remaining payments of the purchase price are in the form of monthly royalties at 2% of Ampsco's collected sales for a ten-year period. These payments are subject to a maximum of
$100,000 per year. (Ampsco's sales in 1995 were $1,827,000, which would have resulted in a royalty payment of approximately $37,000 had the agreement then been in effect.) The buyer received from Mr. Jacobs an option until March 31, 1999 to purchase for $375,000 the land and buildings Ampsco occupies, which is also subject to full payment on the Note. If the Note were paid and the option exercised, no further royalty payments would be required. The Company has not recorded any amount of the royalties as proceeds on the sale of Ampsco because management estimates that long-term cash realization is improbable and because of the significant contingency with respect to the termination of the royalty payments. The Company will record cash payments, if any, as income when received.

     The buyer has pledged Ampsco stock to Mr. Jacobs.

     The Company has treated the sale of Ampsco as a discontinued operation. Consequently,
Ampsco's results are excluded from the accompanying consolidated balance sheet at December
31, 1995 and March 31, 1996, and from the loss from continuing operations shown on the accompanying statements of operations for the three months ended March 31, 1996 and 1995.

     The Company is contractually obligated on Ampsco's notes payable to Stimsonite
Corporation (see Note 4 - Litigation). Stimsonite has obtained a judgment against the Company on this debt. Management estimates that it is improbable that Ampsco could pay the creditor or repay Scriptel if Scriptel is forced to pay the creditor. The Company has recorded a loss on disposal of Ampsco of $450,000 to recognize the full contractual obligation to Stimsonite. The
Company is also negotiating with the creditor to settle the debt for a reduced amount. As part of the agreement to sell the common stock of Ampsco, the Company contributed its $2.2 million intercompany receivable from Ampsco to the capital of Ampsco. This resulted in almost complete liquidation of Ampsco's shareholders deficit, and the buyer assumed the remaining net liabilities of
Ampsco. The Company also recorded in 1995 the loss from operations of Ampsco until the disposal date in April.

     Ampsco's sales were $494,000 and $390,000 for the three months ended March 31, 1996 and 1995, respectively.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SCRIPTEL HOLDING, INC. AND SUBSIDIARIES

OVERVIEW

     The Company has been in the research, development, and ultimately the licensing business of pen-based computing products for over ten years, through its wholly owned subsidiary,
Scriptel. However, the marketplace has only recently begun focusing on and identifying broad based applications for pen-based computers, an area in which the Company views its proprietary technology as critical and in which management considers Scriptel primarily an early stage company. As the market continues to develop and pen-based applications become more common,
Scriptel's focus is expected to shift from one principally based on the development of pen-based computer components to commercialization of these products. Based on current marketing forecasts of original equipment manufacturers ("OEM") and licensee shipments and, in part, upon the growth forecasted by industry experts for the pen-based computer markets, management believes Scriptel will experience revenue growth associated with its pen-based operating activities commencing in late 1996. Due to the anticipated cost associated with the completion of the research and development of the Company's products, management cannot predict when the
Company will achieve profitable operations on a consolidated basis.

     Management believes that Scriptel's electrostatic system is the most viable technology currently available for electronic ink applications. All the other known technologies have either functionality or cost penalties that render them non-competitive versus Scriptel's patented electrostatic coupling technology. There are some approaches that could result in a next generation system, but they are in the early stages of research and development. Scriptel is aware of these and is currently spending research and development money to develop a next generation replacement for its current technology. It is estimated that the current electrostatic system will be highly competitive for the next four to five years.

     As the pen-based computer market experiences its anticipated growth, it is anticipated that revenues from royalties and direct sales to OEM's will be the principal source of total revenue of the Company. Additionally, Scriptel anticipates its development of proprietary products for the mobile communications markets will generate some future revenues.

     Scriptel's ability to meet its revenue projections and be a major player in the pen-based computer market will depend on the success of the cordless digital pen development effort. This system, currently being jointly developed by Scriptel, Symbios Logic, and Samsung Display
Devices has incurred technical delays. At this time, the problems that caused the delays appear to be solved. The integrated circuit that is the heart of the system has been fabricated and is currently being tested. The Company must continue to expend significant resources to bring this technology to market to produce revenues. Although further delays are not expected and anticipated resources are expected to be available to bring the technology to market, no assurance can be given.

     In 1994 the Company acquired a majority of the outstanding shares of Coloray, a company engaged principally in researching and developing flat-panel field emission displays
(FEDs) for use in conjunction with computers and other sophisticated electronic applications.
Although management believes expanded growth of Coloray is desirable, it believes that the
Company cannot continue to fund research and development for Coloray, and overall returns to shareholders will be higher by concentrating its limited financial resources on the pen computer market. This is one of the reasons that in March 1996, the Company decided to close down its
Coloray operation. This is more fully described in the notes in the accompanying consolidated financial statements.

     During 1995 and 1996, management reevaluated the cost structure of Ampsco. Certain aspects of Ampsco's business activities require significant capital, labor and management commitment to compete effectively. In 1994, the Company decided that it would no longer supply the capital needed for Ampsco's highway contracting division. This division was sold in
April 1994. Ampsco requires some major repairs and maintenance to its roof and equipment, and has a need for additional equipment in order to remain competitive and become profitable. In late
1995, the Company determined that it could not fund the required repairs and capital improvements. Because of this, and to cut the ongoing losses of Ampsco, the Company sold the remaining machining division of Ampsco on April 4, 1996. Ampsco has been reported as a discontinued operation in the accompanying financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
1995


                  1996                  1995

     Revenues
   $     60,000         $     121,000

     The Company operates as a single business segment, providing computer peripheral equipment to OEMs. The decline in revenues in this segment was primarily a result of delays by a supplier in shipping glass panels for Scriptel's pen-based computer. Also, management expects computer peripheral revenues to remain at relatively low levels until the fourth quarter of 1996 or first quarter of 1997 when shipments to large OEM customers are expected to increase.
Development fees in 1996 from partial funding of Coloray development efforts by outside companies were $23,000 lower than in 1995.



            1996                   1995

     Cost of Sales                                                          $
  46,000         $    102,000

     The year-to-year fluctuations in cost of sales generally follow the change in revenues.

     Since Scriptel's activities have been principally oriented to research and development, gross margins have remained relatively low due to the unabsorbed burden caused by the minimal level of manufacturing volume and the direct costs of excess capacity.


            1996                   1995

     General and administrative expenses                     $   1,494,000
  $  1,069,000
     Sales and marketing expenses
62,000                52,000
     Research and development expenses                          1,029,000
    1,601,000

     Certain members of management, employees and certain outside consultants received stock or compensatory stock options to attract them to the Company or to pay for their services.
The fair value of the stock or options at the date of issuance, $302,000 in 1996 and $44,000 in
1995, was expensed when all restrictions had lapsed. The 1996 administrative expenses also include $400,000 of anticipated costs on the closure of Coloray. The Company lowered its general and administrative expenses in late 1995 by reducing staff at Coloray and Scriptel, and reducing use of consultants.

     Sales and marketing expenses have not changed significantly.

     Research and development expenses have increased significantly. The Company expanded its development efforts in pen-based computer technologies and, with the Coloray acquisition, entered FED research. Management anticipates that such costs will continue for Scriptel.
Research and development expenses also include unfunded costs of research agreements with
Xetron (by Scriptel) and SRI (by Coloray), and Cooperative Research and Development
Agreements (by Coloray). Cash payments on research and development will increase, as the
Company funds these research agreement obligations. In 1995, the Company expensed $425,000 of fair value of stock options issued to research and development consultants.


               1996                  1995

     Other expenses                                                        $
1,373,000          $   94,000

     Other expenses include interest expense of $389,000 and $172,000 in 1996 and 1995, respectively. Other expense also includes finance costs of $670,000 in 1996. Interest expense increased due to higher levels of debt financing and, in 1995, included $3,000, related to the value of options transferred to noteholders as an inducement for them to loan funds to the Company or as additional interest compensation. Interest expense in 1996 included stated interest of $242,000 on new demand notes totaling $672,000 of principal. Finance expenses in 1996 related principally to $644,000 in value of stock warrants surrendered as compensation on new financing.

     Income from minority interest of $65,000 in 1995 represents the portion of the net loss of
Coloray that is allocable to the minority shareholders of Coloray. Early in 1995, minority interest was reduced to zero; therefore, during the remainder of 1995 and going forward, the Company will incur 100% of the losses of Coloray in its consolidated income statement.

     In 1996 the Company sold Coloray's property and equipment at auction, and eliminated its leasehold improvements, resulting in a loss from disposition of assets of $314,000.


             1996                   1995

     Discontinued operations; loss from operation
     of Ampsco
$     ---           $      (27,000)

     Ampsco has had continuing losses from operations since acquisition, and at December 31,
1995 had an accumulated deficit in shareholders equity of approximately $2.2 million. The
Company determined that it could not fund the required repairs and capital improvements needed for Ampsco to remain competitive and become profitable. Because of this, and to cut the ongoing losses and to focus the Company on the computer peripheral segment, in April 1996 the Company sold all of the common stock of Ampsco to a related party. See notes to the accompanying consolidated financial statements for a more complete description of the transaction.

     The Company has treated the sale as a discontinued operation. Consequently, Ampsco's results are excluded from the accompanying balance sheets at December 31, 1995 and March 31,
1996 and from the loss from continuing operations shown on the accompanying statements of operations for the three months ended March 31, 1996 and 1995.

     Ampsco's sales were $494,000 in 1996 and $390,000 in 1995.

     The Company recorded Ampsco's operating loss for the first quarter of 1996 as of
December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition, the risk of liquidation if its current financing efforts are unsuccessful, and its severe liquidity problems are outlined in the accompanying notes to the consolidated financial statements. The Company has funded its operations primarily through the sale of common stock, the issuance of debt instruments with common stock conversion features, and private, institutional and bank financing. As of March 31, 1996, the Company's stockholders had paid or surrendered in value $41,728,000 (which is net of $140,000 of notes receivable from stockholders) to acquire 22,842,634 shares of common stock. In addition, $6,309,000 of notes payable and debentures were outstanding as of March 31, 1996, and accrued interest on notes was $1,146,000 at that date. From inception of the Company through March 31, 1996, the
Company has incurred an accumulated deficit of $54,502,000.

     The Company had current liabilities in excess of current assets of approximately
$12,484,000 at March 31, 1996. This has occurred due to cumulative operating losses being financed by the issuance of notes payable and lines of credit.

     Several debt and equity transactions have occurred to date in 1996. (See notes to the consolidated financial statements). Management believes that these recently concluded private placements of debt and equity securities are not sufficient to finance the Company's planned operating, development and capital expenditures for 1996 and to repay defaulted indebtedness.
Management has cut back on operating and development activities, and anticipates further reductions. Management also intends to seek additional financing through other private placements of debt, convertible debt and / or common stock to fund such activities. Efforts are underway to close Coloray and form a consortium to continue Coloray's research.

     The Company's total committed shares exceeded by approximately 11,060,000 the total authorized shares of the Company at March 31, 1996 (see Note 7). Management intends to seek approval from the stockholders, at the next stockholders meeting, for a substantial increase in the authorized shares.

     There can be no assurance that the stockholders will approve an increase in the authorized shares, nor that such shares could be sold if authorized, nor that the proceeds from such sales or other financing activities will be sufficient to fund operating activities and repayment of defaulted indebtedness. If funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected, and the Company may have to liquidate.

     Management believes that Scriptel will experience revenue growth associated with its pen-based operating activities commencing in late 1996 or early 1997, and anticipates that this revenue growth will provide for Scriptel's working capital needs on an ongoing basis after 1996.

     The Company's independent accountants have included a paragraph in their report, stating that the Company's financial statements as of December 31, 1995 and for the periods then ended have been prepared assuming that the Company will continue as a going concern and that the
Company's recurring losses from operations, net working capital deficiency and need for immediate financing to fund operations raise substantial doubt about its ability to continue as a going concern.

ADOPTION OF ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for
Stock Compensation."  The Company adopted this statement in 1996.


INFLATION AND ECONOMIC CONDITIONS

     Management believes that the effect of inflation on the Company's operations is not material. The Company does not have long-term contracts requiring performance at fixed rates.
Accordingly, management believes it will be able to pass through to its customers most cost increases resulting from inflation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See Note 4 "Litigation" to the accompanying consolidated financial statements.

ITEM 2.  CHANGES IN SECURITIES

     See Note 7 "Common Stock and Common Stock Commitments" to the accompanying consolidated financial statements for a discussion on common stock commitments which exceed the Company's authorized shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) The Company and its subsidiaries are in default on the payment of principal and interest on several notes. The table below summarizes principal and interest in default at March
31, 1996:


                Principal              Interest

Cognovit promissory notes payable, due in
December 1994                                                                 $
      569,000         $   71,000

Convertible promissory notes payable to
investors, due at various dates
   929,000            305,000

Convertible promissory notes payable to major
stockholders, due at various dates
591,000             275,000

Notes payable to a corporation, in default
as of December 1, 1994
   500,000               95,000

Notes payable to trade creditors, due at
various dates in 1994
        38,000                 6,000

Notes payable to related parties, due at various
dates in 1994
            48,000                 5,000

             --------------     -----------------
Total in default
   $   2,675,000     $     757,000

     The Company is continuing its efforts to restructure its defaulted indebtedness. The
Company has negotiated short extensions for payment of various notes that were in default and the Company continues to negotiate new terms with certain debt holders, as well as seeking the exercise of conversion privileges of convertible promissory notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     See Note 10 "Closure of Coloray" to the accompanying consolidated financial statements for a discussion on the sale or disposition of substantially all the property and equipment of
Coloray.

     See Note 7 "Common Stock and Common Stock Commitments" to the accompanying consolidated financial statements for a discussion on the ability of Everest Securities, Inc. to appoint two directors to the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     10(w) - May 30, 1996 investment banking relationship agreement with Everest Securities,
Inc.
     27- Financial Data Schedule

(b)  Reports on Form 8-K:
     The Company filed an 8-K dated January 11, 1996 relating to the engagement of Norman,
Jones, Enlow & Co. as its independent accountants.

     In March 1996, the Company filed an 8-K dated September 21, 1995 relating to the signing of letter agreements between the Company, Standard Energy Company, and Gerald S.
Jacobs, an individual. These agreements reprice and extend options and warrants owned by Mr.
Jacobs and another individual, and provide for the issuance of 6,000,000 new warrants to Mr.
Jacobs subject to available authorized shares.

     Also, although not filed in the first quarter, the Company filed an 8-K dated April 4, 1996 relating to the sale of Ampsco Corporation, the closure of Coloray Display Corporation, a revision to the letter agreements with Mr. Jacobs noted above, repricing and reissuance of stock options owned by Kevin Woodbridge (a director of the Company), and relinquishment and reissuance of several other options and warrants.

                               SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SCRIPTEL HOLDING, INC.
                                   (Registrant)


Date:  June 19, 1996                /s/ Bernard H. Eckstein
                                                     Bernard H. Eckstein
                                                     Chairman and Chief
Executive Officer



Date:  June 19, 1996                /s/ Frederick A. Niebauer
                                                    Frederick A. Niebauer
                                                    Treasurer (principal
financial and accounting officer)