Form 10-Q
period 1996-06-30
SCRIPTEL HOLDING INC
filed 1996-08-14
CIK 830504

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


OR   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 0-20938

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

     The number of common shares outstanding at July 31, 1996 was 24,003,887. SCRIPTEL HOLDING, INC.


                             Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Consolidated Balance Sheets as of June 30, 1996
           3
               (unaudited) and December 31, 1995
          Consolidated Statements of Operations for the three
          4
               months ended June 30, 1996 and 1995, unaudited Consolidated Statements of Operations for the six
           5
               months ended June 30, 1996 and 1995, unaudited Consolidated Statements of Cash Flows for the six
       6-7
               months ended June 30, 1996 and 1995, unaudited Notes to Consolidated Financial Statements, unaudited
   8-22

Item 2.   Management's Discussion and Analysis of Financial
23-29
               Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal proceedings
                 30

Item 2.   Changes in the rights of the company's security holders
30

Item 3.   Defaults upon senior securities
            30

Item 4.   Submission of matters to a vote of security holders
 None

Item 5.   Other information
                 31

Item 6.   Exhibits and reports on Form 8-K
        31

SIGNATURES
                 32

Exhibits: 27 - Financial Data Schedule
          32-33








Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS                 June 30,1996         December 31,

   (Unaudited)                     1995
Assets
- - ---------------       -----------------
Current assets:
  Cash and cash equivalents                                         $
125,000     $        51,000
  Trade accounts receivable, net of allowance for
     doubtful accounts of $3,000 in 1996 and 1995                 82,000
       65,000
  Inventories
        6,000                 2,000
  Other current assets
    2,000                 2,000

    ---------------      -----------------
     Total current assets
 215,000             120,000
Property and equipment, net
475,000             947,000
Patents, net
     148,000             184,000
Deposits
              ---             122,000
Other assets
      54,000               88,000

   ----------------      ----------------
     Total assets                                                            $
    892,000     $   1,461,000

    =========     ==========
Liabilities and Stockholder's Deficit
Current liabilities:
  Notes payable, short-term and current portion          $    5,033,000     $
4,741,000
  Accounts payable
1,864,000          1,681,000
  Accrued interest
1,205,000             855,000
  Accrued loss on discontinued operations                           450,000
        470,000
  Other accrued liabilities
6,770,000          2,777,000

    ---------------       --------------
     Total current liabilities
15,322,000         10,524,000
Notes payable, long-term
1,350,000          1,000,000
Commitments and contingencies
Stockholders' deficit:
  Common stock, $0.10 par value, 50,000,000 shares authorized:
  24,003,887 shares and 21,058,217 shares issued and
  outstanding at June 30, 1996 and December 31,
  1995, respectively
2,400,000           2,106,000
  Additional paid in capital
41,256,000         38,529,000
  Accumulated deficit
(59,428,000)       (50,558,000)
  Notes receivable - stockholders
(8,000)            (140,000)

  ----------------       ----------------
  Total stockholders' deficit
(15,780,000)        (10,063,000)

     --------------       ---------------
  Total liabilities and stockholders' deficit                      $  892,000
   $     1,461,000

    =========       =========
The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS    Three months ended June 30,

                       1996             1995

              (Unaudited)      (Unaudited)

           -----------------      ---------------
Revenues
    $       117,000        $ 140,000

Costs and expenses:
  Cost of sales
             101,000             73,000
  General and administrative
 1,096,000         1,207,000
  Sales and marketing
         57,000              68,000
  Research and development
2,277,000         1,185,000

           ----------------      ---------------
     Total costs and expenses
  3,531,000         2,533,000

           -----------------     ---------------
     Loss from operations
  (3,414,000)      (2,393,000)

Other expense (income):
  Interest expense
          106,000            517,000
  Finance charge
        1,512,000                    ---
  Other expense, net
           (1,000)           (26,000)
  (Income)loss on disposition of assets
(105,000)          350,000

            ----------------      ---------------
     Total other expense
     1,512,000            841,000

           ----------------      ---------------
     Loss from continuing operations
(4,926,000)      (3,234,000)

Discontinued operations:
  Loss from operations of Ampsco
      ---            (312,000)

          -----------------      ----------------
  Total loss from discontinued operations
     ---            (312,000)

          -----------------     -----------------
  Net loss
     $   (4,926,000)    $ (3,546,000)

           ==========    ==========
Loss per share of common stock:
  Continuing operations
$         (0.21)       $      (0.20)
  Discontinued operations
            ---                 (0.02)

             ---------------       ---------------
     Net loss per share
  $          (0.21)      $       (0.22)

            ==========     ==========
Weighted average number of common shares
used in computing net loss per share
23,534,009       16,200,926

           ==========    ==========
The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS        Six months ended June 30,

                       1996             1995

              (Unaudited)      (Unaudited)

           -----------------      ---------------
Revenues
    $       177,000        $  261,000

Costs and expenses:
  Cost of sales
             147,000            175,000
  General and administrative
  2,590,000         2,276,000
  Sales and marketing
        119,000            120,000
  Research and development
3,306,000         2,786,000

           ----------------      ---------------
     Total costs and expenses
  6,162,000         5,357,000

           -----------------     ---------------
     Loss from operations
  (5,985,000)       (5,096,000)

Other expense (income):
  Interest expense
          495,000             689,000
  Finance charge
       2,182,000                    ---
  Other expense, net
           (1,000)            (39,000)
  Loss on disposition of assets
    209,000             350,000
  Minority interest
                  ---              (65,000)

           ----------------      ---------------
     Total other expense
    2,885,000             935,000

           ----------------      ---------------
     Loss from continuing operations
(8,870,000)        (6,031,000)

Discontinued operations:
  Loss from operations of Ampsco
      ---             (339,000)

          -----------------      ----------------
  Total loss from discontinued operations
     ---             (339,000)

          -----------------     -----------------
  Net loss
     $   (8,870,000)    $  (6,370,000)

           ==========    ==========
Loss per share of common stock:
  Continuing operations
$         (0.40)       $      (0.38)
  Discontinued operations
            ---                  (0.02)

            ---------------       ---------------
     Net loss per share
  $          (0.40)      $       (0.40)

            ==========     ==========
Weighted average number of common shares
used in computing net loss per share
22,449,624       15,880,687

           ==========    ==========
The accompanying notes are an integral part of the financial statements. Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                Six months ended June 30,

                       1996                  1995

              (Unaudited)        (Unaudited)

             ---------------     ---------------
Net cash used in operating activities                               $
(1,637,000)    $  (3,440,000)

Cash flows from investing activities:
  Notes and advances receivable
        ---                 (7,000)
  Purchase of property and equipment
(125,000)           (279,000)
  Sale of property and equipment
168,000                    ---
  Disposal of assets held for sale
           ---              455,000
  Purchase of patents
               ---               (28,000)

               -------------     ---------------
  Net cash provided by (used in) investing activities
43,000             141,000

Cash flows from financing activities:
  Proceeds from notes and debentures payable                          1,132,000
         2,999,000
  Repayment of notes payable
(304,000)           (590,000)
  Proceeds from the issuance of stock
840,000             913,000

                ------------        -------------
     Net cash provided by financing activities
1,668,000          3,322,000

               -------------         ------------
Increase (decrease) in cash and cash equivalents
74,000               23,000
Cash and cash equivalents, at the beginning of the year                51,000
             31,000

               -------------         --------------
Cash and cash equivalents, at the end of the period                 $  125,000
         $  54,000

              =========       =========

Supplemental disclosures of cash flow information:
  Cash paid for interest
$        40,000       $       77,000

           ==========      =========

Debt conversion and use of debt to exercise options and warrants:
  Decrease in notes payable
$  115,000       $      613,000
  Decrease in accounts payable
   35,000                 28,000
  Decrease in accrued interest
     37,000                 49,000
  Increase in common stock
   (36,000)              (48,000)
  Increase in additional paid-in-capital
(151,000)            (642,000)

               --------------     ---------------
  Net effect on cash
      $            0        $             0

              =========     =========
The accompanying notes are an integral part of the financial statements.
                                continued
Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Six months ended June 30, 1996 and 1995  (Unaudited)

Supplemental disclosures of cash flow information:

     In the first six months of 1995, the Company issued compensatory stock options as follows:
7,000 options on debt financings (value of $3,000 treated as interest expense in the six months), and 2,420,950 options as compensation to officers, directors, employees and consultants (values of $130,000 and $425,000 treated as administrative and research and development expense, respectively, in the six months). The Company also issued 94,610 warrants used in payment of an account payable to a consultant (value of $44,000 treated as administrative expense in the six months), 348,722 warrants on debt financings (value of $160,000 treated as interest expense in the six months), and 700,000 warrants on sale of real estate (value of $350,000 treated as loss on sale of property in the six months).

     In the first six months of 1996, the Company had these non-cash transactions relating to stock, stock options and convertible debt: issued 175,000 shares and 1,273,219 stock options, net, to officers, directors, employees and consultants; repriced and extended a total of 8,228,334 stock options and warrants; and repriced certain convertible debt. The Company recorded the combined value of these transactions as administrative expense ($283,000); finance charges
($1,334,000); and loss on sale of assets ($34,000). The Company also entered into transactions in the first six months wherein option and warrant holders relinquished their rights to exercise
3,953,125 combined options and warrants so the Company could use the freed up authorized shares in its current financings. The Company entered into agreements to issue a total of
11,016,000 options or warrants subject to availability of authorized shares.
If issued, the
Company expects to record a charge of approximately $4,500,000 as the value of these options and warrants.

As part of a separation agreement with the Company's former Chairman, in 1996 the Company cancelled all notes receivable (approximately $150,000) and advances receivable (approximately
$100,000) from the individual.

In Aptil 1996, the Company sold its subsidiary, Ampsco Corporation. The transaction is outlined in Note 12 to the consolidated financial statements. In June 1996, the Company sold to a creditor its note receivable from the buyer of Ampsco and sold its right to a 10-year royalty stream from
Ampsco, all for a $100,000 reduction in notes and accrued interest payable to the creditor.

The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
June 30, 1996 (Unaudited)

1.        CONSOLIDATION:

     The consolidated information presented for June 30, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated balance sheet data at December 31, 1995 was derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Form 10-K/A.

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

     At June 30, 1996, the Company was in default on approximately $3.4 million of its notes and interest payable, of which approximately $0.7 million have been demanded, and in arrears over 60 days on trade accounts payable totaling approximately $1.8 million. In addition, approximately
$2.5 million of notes payable were represented by demand cognovit notes at June 30, 1996. At
June 30, 1996 the Company had a reported deficit in equity of approximately $15.8 million. The
Company is currently attempting to negotiate new terms with certain debt holders, as well as to seek the execution of conversion privileges on convertible notes.

     At June 30, 1996, the Company was a party to legal proceedings brought by several creditors. (See Note 4 for a summary of litigation issues.) Subsequent to June 30, 1996, several additional creditors took or threatened legal action against the Company to collect amounts due and payable. The Company has successfully deferred, for the present, legal action by other creditors and has made some partial payments on the amounts due. There can be no assurance, however, that the creditors will not hereafter seek other legal remedies.

3.        RISK OF LIQUIDATION:

     Due to the Company's history of operating losses and immediate need for additional capital, there is a risk that the Company will have to liquidate.
Substantially all of the Company's
assets, including patents, are pledged as collateral on certain of the Company's debt instruments.
If the Company were forced into liquidation, it is likely that all of the assets would be attached to settle the claims of secured creditors and none, except possibly the value of the patents, would be available to other security holders. If the Company were to liquidate, management estimates that the realizable value of the Company's property and equipment would be substantially less than the carrying values of those assets at June 30, 1996, and the realizable value of the Company's other assets, except patents, would be less, but would not be materially different than the reported values for those assets at June 30, 1996. It is also management's estimate that the value of the
Company's patents would be higher than their recorded value at June 30, 1996. The valuation of assets necessarily requires many estimates and assumptions. The actual value of assets if liquidation were to occur would depend on a variety of factors, including finding interested buyers, the timing of any sales, sales commissions and selling costs, operating losses incurred to the date of any sale, and the forced nature of the sale. Management considered these factors in developing its estimate of realizable values if liquidation were to occur. The Company has not had a current outside appraisal of the assets made because it is management's intention to continue to operate the Company on a going-concern basis. Management's estimate of realizable value on liquidation of current assets is approximately $200,000, compared to a carrying value at June 30,
1996 of $215,000. Management's estimate of realizable value on liquidation of property and equipment is approximately $200,000, compared to a carrying value at June 30, 1996 of
$475,000. Excluding patents, for which an appraisal is not available and management is otherwise unable to reasonably estimate value, management's estimates of realizable value on liquidation of all assets is approximately $500,000, compared to a carrying value of all assets of $892,000 at
June 30, 1996. At that date, the Company's recorded liabilities totaled approximately
$16,672,000.  The Company also has other contractual commitments.

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

     A former officer and director of the Company filed a suit against the Company in January
1996 in U. S. District Court for the Southern District of Ohio, entitled Nicholas G. Venetis vs.
Scriptel Corporation and Scriptel Holding, Inc. This suit was settled on June 26, 1996. Scriptel has entered into a consulting agreement with Mr. Venetis. Mr. Venetis will provide services as required in various areas of financing, marketing, and business development. The initial term of the agreement will be twelve months.

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

     Three former officers of Coloray Display Corporation, a majority-owned subsidiary of the
Company, filed an action against Coloray and the Company on February 23, 1996 in Alameda
County Superior Court, Hayward, California, entitled Michael W. Blas, M. Kathy Vieth, and
Daniel J. Devine vs. Coloray Display Corporation and Scriptel Holding, Inc., alleging non-payment of amounts due them for payroll, severance, expense reports and other matters, and seeking damages totaling approximately $680,000. These individuals also sought a Temporary
Protective Order prohibiting the transfer of the assets of Coloray and the assets of the Company located in California. Following a hearing on March 28, 1996, the California court denied the plaintiffs' application for a Writ of Attachment or Temporary Protective Order.
 The Company
intends to vigorously pursue this action, including the possibility of an action by the Company against each of the individuals. These individuals have also taken administrative action against
Coloray through the California Labor Board.

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

     The landlord of Coloray has threatened to start proceedings due to non-payment of rents totaling approximately $100,000.

     In January 1996 the State of Ohio issued a final claim against the Company for unpaid sales and use taxes of $41,000. These taxes were included in the Company's liabilities at
December 31, 1994 and for all subsequent periods.

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

     The Company has unpaid personal property, franchise, capital stock, workers compensation, and other taxes aggregating approximately $210,000. Such amounts may be subject to levy against Company assets. The Company intends to pay these taxes as funds become available.

     Demands for payment have been made by several cognovit note holders, for loans and costs totaling approximately $700,000. A cognovit note allows the holder to obtain immediate judgement against the Company if the note is presented in court. To date, the cognovit note holders have not exercised this right.

     There can be no assurance that creditors will not hereafter seek other legal remedies.

5.        INVENTORIES

     Inventories are valued at the lower of costs (first-in, first-out method) or market.
Management conducts a general review of the adequacy of excess and obsolete inventory reserves on a quarterly basis. Reported inventories are mainly raw materials.

6.        NOTES PAYABLE AND DEBENTURES:

     Notes payable and debentures as of June 30, 1996 and December 31, 1995 consist of the following:


                       1996                 1995

            ---------------        ---------------
Convertible notes to individuals and stockholders
at prime rate plus 2% to 4%, principal and
interest convertible to common shares at $0.55
to $3.50 per share; in default                                              $
1,485,000      $  1,156,000

Convertible debenture, 8%, due in November 1998                 1,000,000
   1,000,000

Convertible debenture, 6%, due in June 1999                             350,000
                    ---

Demand notes payable to related parties, at rates ranging
from 10% to 18%, in default
 123,000               53,000

Notes payable to a corporation, $250,000 at 10% and $250,000 at 8%, quarterly principal and interest payments ranging from
$8,423 to $10,495 due through November 1996, and the unpaid
balance due December 1996; in default
500,000             500,000

Demand notes payable to a major stockholder at 18% per
annum
          2,130,000         2,021,000

Cognovit promissory notes payable, at prime rate; in default      491,000
      569,000

Note payable on machinery purchase, due August 1996             115,000
    104,000

Demand notes payable to suppliers, 18%; in default                     38,000
            38,000

Demand secured cognovit convertible promissory note, 10%     151,000
 300,000

               ------------          ------------

               6,383,000          5,741,000

     Less current portion
    5,033,000          4,741,000

             -------------          ------------

          $   1,350,000    $    1,000,000

            ========       =========
     The prime interest rate was 8.25% at June 30, 1996. Substantially all assets of the
Company are pledged as collateral for certain of the notes.


7.   COMMON STOCK AND COMMON STOCK COMMITMENTS

     The Company entered into the following significant common stock transactions and made the following common stock commitments for the six months ended June 30, 1996 and subsequently:

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

* The Company issued 15,000 shares to a consultant for services rendered on a financing concluded in November 1995. The value of this stock, $11,000, was expensed as a finance charge.

* Options and warrant holders exercised existing options and warrants, at a price per share lower than the stated exercise price, for a total of 573,091 common shares. Net cash proceeds from these exercises totaled $135,000, and holders also used $152,000 of Company debt in payment of the reduced exercise price. The Company issued 43,080 shares in settlement of payables totaling $35,000.

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

     The Agreements, as amended in March 1996, compensate Mr. Jacobs as an individual for his help personally or through companies he owns or is affiliated with in providing debt financing to the Company over the last several years, patience in not demanding repayment of those loans and cooperation with other matters, and for relinquishing up to 1,000,000 currently owned options or warrants for cancellation so that the Company could use those authorized shares in its current financings. The Company will issue to Mr. Jacobs, or his nominee, warrants to purchase
3,600,000 common shares at a price of $0.75 per share, and which will expire six years after issuance. The Company will issue to Sonata Investment Company, Ltd. (the holder of $151,000 of convertible notes, and an affiliate of Mr. Jacobs) warrants to purchase 2,400,000 common shares at a price of $0.50 per share, and which will expire six years after issuance. The warrants to Mr. Jacobs and Sonata are contingent upon the Company having available authorized shares, which authorized shares shall be obtained from the first-expiring options or warrants or through approval by the Company's shareholders of additional authorized shares at any time in sufficient amount to cover this commitment, or both. The Company has agreed to use its best efforts to obtain the requisite shares.

     Mr. Jacobs agreed to surrender up to a total of 1,000,000 options or warrants he currently owns, if the Company needs additional authorized shares to issue in its current financings. This is subject to the requirement that the Company must reissue those options or warrants when, as and if authorized shares are first available as set forth above. The new warrants would be exercisable at a price of $0.75 per share and would expire six years after issuance under these provisions. In March 1996, the Company used 853,125 options of the
1,000,000 offered to provide part of the authorized shares on new issuances under the provisions of Regulation S (see below).

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

* In March and April 1996, the Company entered into several agreements with foreign investors for them to purchase shares at $0.40 per share under the provisions of Regulation S promulgated by the Securities and Exchange Commission. A total of 2,357,000 shares were issued under these agreements. The market price of the Company's common stock on the dates of issuance was approximately $0.75 to $1.12. Cash proceeds were $943,000, less a total of
$130,000 paid as finders fees and expenses. The Company was delayed in filing certain of its reports to the Securities and Exchange Commission for the year ended December 31, 1995 and the quarter ended March 31, 1996. Because of this, the Company was forced to rescind certain of these stock transactions, and the Company repurchased 302,500 shares from the foreign investors at their then-current market price of $230,000. The net proceeds after the rescission were used to fund payrolls, audit and legal costs, and other operating expenses. In addition to the cash costs of closing, the Company committed to issue warrants to purchase common shares equal to 5% of the shares issued, at a price of $0.48, and which will expire five years after issuance. A total of
117,850 warrants have been committed (the estimated value of $39,000 was expensed in the second quarter as a finance charge). Mr. Jacobs relinquished 853,125 of his options, (see above),
Mr. Walter Krumm, another major creditor and shareholder relinquished 800,000 of his options with an exercise price of $1.69 to $1.70 per share and expiring in 1988, and Mr. James W.
France, Jr., the Company's former Chairman relinquished 800,000 of his options with an exercise price of $1.74 per share and expiring in July 2000, so that the Company would have enough authorized shares available to issue the new shares and warrants. As part of the agreements with these individuals, the Company agreed to reissue the surrendered instruments as warrants when, as and if Scriptel is first able to do so, but in no event later than when Scriptel shareholders approve an increase in the amount of authorized shares, at a price of $0.75 per share, and with an expiration date of six years after the date of any reissue under these provisions. Scriptel also committed to use its best efforts to obtain shareholder approval of an increase in authorized shares. Kevin Woodbridge, a director at the time, also relinquished 500,000 options (see below).
If all of these are subsequently reissued, management estimates the incremental value of the reissued options or warrants as approximately $200,000, assuming current market prices; because of the uncertainties relating to the availability of authorized shares, the actual value to be recorded is not known, and will be recorded only when this contingency is resolved.

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

* The Board of Directors approved in April 1996 a repricing and reissuance of all the options owned by Kevin Woodbridge, a director. This is additional compensation for his continuing to operate under a consulting contract with the Company without receiving his retainer fee for eight months, relinquishing part of his retainer and part of his stock options to obtain a release of a 1995 judgment against the Company on a cognovit note, and relinquishing 500,000 currently owned options for cancellation so that the Company could use those authorized shares in its current financings. At March 31, 1996, Mr. Woodbridge owned 870,797 options with exercise prices ranging from $1.43 to $2.00 per share and with expiration dates of 1996 to 2000.
All of his options were reissued with a new expiration date of April 1, 2000 and with a new exercise price of $0.50 per share. The Company recorded in the second quarter the estimated
$161,000 value of the reissuance of currently existing options with new pricing and expiration dates. Mr. Woodbridge also has rights to immediate registration of his options through an S-8 filing. The Company has agreed to reissue the 500,000 relinquished options at such time as the shareholders approve the authorization of additional shares.

* In April 1996, the Board also extended relinquishment and reissue privileges (reissue at an exercise price of $0.75 per share and expiring six years after reissue) to employees and directors, and to CommTech International Management Corp., a major shareholder and option holder.
Exercise prices on options owned by these holders generally range from $2.00 to $3.00 per share.

* In May 1996 the Company engaged Everest Securities, Inc. of Minneapolis, Minnesota in an exclusive investment banking relationship. Everest will advise and consult with the Company, and will use its best efforts to obtain commitments for financings using debt, convertible debt or stock. As part of the agreement, the Company sold to Everest for a nominal amount a warrant to purchase 350,000 shares of common stock at a price of $0.60 per share. The Company also granted Everest an additional warrant to purchase 350,000 shares of common stock at $0.60 per share for services under a prior consulting agreement. Both warrants expire in December 1999.
The estimated value of these warrants, $132,000, was expensed as a finance charge in the second quarter.

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

* In June 1996, Mr. Krumm loaned $30,000 to the Company under a demand cognovit promissory note at 18% per annum interest. In consideration for the loan, and for Mr. Krumm's forbearance in not demanding repayment of other notes, the Company reduced the price of
1,020,000 warrants held by Mr. Krumm from $1.69 per share to $0.40 per share, and extended the warrants from 1997 to March 2001. The estimated value of the repricing and extension,
$340,000, was expensed as a finance charge in the second quarter.

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

* In May 1996, James W. France, Jr., the Company's former Chairman, President and Chief
Executive Officer retired and resigned his positions as an officer and director of the Company.
Mr. France received a severance package of: continuation of his salary through September 1996, cancellation of all old options (a total of 1,425,467 options, including the 800,000 he relinquished as outlined above) held by Mr. France and issuance of new options to purchase 1,500,000 shares at $0.68 per share and which expire in May 1999, severance pay of $150,000, and cancellation of all of the Company's notes receivable (approximately $150,000) and advances receivable
(approximately $100,000) from Mr. France. The Company has engaged Mr. France to act as a consultant in arranging financings for the Company. If these efforts are successful, Mr. France will receive in cash 9% of the amount raised (which will first be used to pay the severance costs outlined above) plus an additional $150,000 if more than $5 million is raised by year end. Bernard
Eckstein, a director of the Company since 1992, has been appointed as the Company's Chairman and Chief Executive Officer. J. Vance Holloway, President and Chief Operating Officer of
Scriptel Corporation, has been appointed as President and Chief Operating Officer of Scriptel
Holding, Inc.

* The Company issued to a consultant options to purchase 70,000 shares of common stock at
$1.00 per share and which expire in 2001. The $20,000 value was expensed in the second quarter.

* The Company entered into an agreement with a consultant to issue the consultant, as partial payment for services rendered, options to purchase 500,000 shares of common stock at $0.55 per share. Such options are contingent on the availability of authorized shares. The value (estimated at $160,000 if issued now) will be expensed when the options are issued.

* The Company did not have the funds to pay its employees on time for several months in 1996.
To recognize the sacrifices made by the employees during this period, and to partially compensate them for their continued dedication and service, in June 1996 the Company reduced the exercise price to $0.40 per share on 1,805,700 options and 255,337 warrants owned by the employees.
Expiration dates were not changed. Formerly, such options and warrants carried exercise prices ranging from $0.75 per share to $4.00 per share. In addition, the Company issued a total of
122,000 options at $0.40 per share to employees. The estimated value of the repricing
($228,000) and issuance ($33,000) was expensed in the second quarter.

* The Company agreed to issue a one-time stock grant to employees of Scriptel at June 1,
1996, equal in value to twice each employee's monthly salary, and valued at $0.75 per share. This grant approximates 244,000 shares. The Company will also pay the employees' taxes on the stock grant, subject to availability of cash. A charge of $311,000 has been recorded as the value of the grant plus taxes.

* In May 1996, the Company issued 60,000 shares and a cognovit note for $115,000 in return for title to certain assets leased by Coloray and for settlement of $70,000 of recorded but unpaid lease payments. The Company recorded the $38,000 value of the shares and the $45,000 difference in lease costs in the first quarter as an adjustment of the estimated costs of closure of
Coloray (see below).

* In July 1996, three months after the sale of Ampsco and the closure of Coloray (see notes below), a total of 1,314,000 options issued to employees of Ampsco and Coloray under the provisions of the 1993 Stock Option Plan expired. In July, the Company also entered into agreements with Mr. Jacobs, Mr. Krumm, Mr. France, and several officers to the effect that, despite prior agreements, the Company could use in its current financings up to 850,000 of the authorized shares freed up by the expiration of these options. The remaining 464,000 options will be issued to Mr. Jacobs under his March 29, 1996 agreement, The $20,000 net value of the expiration and reissuance of these options was expensed in the second quarter.

* In June 1996, the Company committed to issue to Mr. Bernard Eckstein, the Company's
Chairman and Chief Executive Officer, as part of his employment negotiations, options to purchase 500,000 shares of Common Stock at an exercise price of $0.40 per share and which will expire five years after issuance. Issuance of these options is contingent on the availability of authorized shares. The value of the options (estimated at $167,000 if issued now) will be expensed when they are issued. The Board of Directors also set the compensation of Mr.
Eckstein at an annual base salary of $150,000 beginning on May 16, 1996.

* In July 1996, the Company entered into several agreements with its officers, eight employees, and two consultants. Under these agreements, the individuals agreed to let the Company use in its current financings the authorized shares represented by a total of 2,616,147 options and warrants held by these individuals. All of such released authorized shares were used. Further, the individuals have agreed not to exercise their options and warrants until such time as authorized shares become available (e.g., from an increase in authorized shares approved by shareholders).
The Company also agreed to issue an additional option to each individual for each of the
2,616,147 authorized shares used, as soon as authorized shares become available. The additional options will have an exercise price of $0.40 per share and will expire five years after their issuance. The estimated value of $882,000 for the release, subsequent use, and subsequent issuance of the additional options will be expensed when the authorized shares become available and the new options are issued.

* In May 1996, certain of the Company's officers and employees agreed to defer that part of their annual compensation which exceeded $85,000 until such time as the Company's cash situation improved. As part of the agreements with these individuals (including officers Bernard
Eckstein, J. Vance Holloway, Edward Palmer, and Frederick A. Niebauer), the Company agreed to pay interest at 10% per annum on the amounts deferred, and agreed to issue an option to purchase one share of common stock at an exercise price of $0.40 per share and with an expiration date of five years after issuance (which options are subject to the availability of authorized shares) for each dollar of salary deferred. These would total 195,000 options if such deferral continued for a year, and similar amounts annually thereafter.

* In June and July 1996, the Company entered into agreements to issue 6%, 3-year debentures to foreign investors. Such debentures are convertible into common stock of the Company under the provisions of Regulation S promulgated by the Securities and Exchange Commission. The conversion price is 60% of the market price of the stock, as defined, on the day of conversion subject to a minimum conversion price of $0.375 per share and a maximum conversion price of
$1.50 per share. The Company agreed to pay a cash commission to the agent of 13% of the funds received, plus warrants equal to 10% of the shares issued upon conversion.
Such warrants are to
be priced at 120% of the conversion price, will expire five years after issuance, and bear piggyback registration rights.

On June 28, 1996, the Company issued $350,000 of these debentures, paid the agent's commission of $46,000, and reserved authorized shares for the conversion and the warrants to be issued to the agent. This debenture and accrued interest was converted into 885,858 shares of common stock in August 1996. Of these shares, 880,503 were unrestricted and immediately tradeable under the provisions of Regulation S. The Company issued warrants to the agent to purchase 88,586 shares of common stock; the value of $29,000 was expensed as a finance charge in the second quarter.

In July, the Company issued $305,000 of these debentures, paid the agent's commission of
$40,000, and reserved 895,000 authorized shares for the assumed conversion of the debentures and the warrants to be issued to the agent. Proceeds of all debentures were used for operating costs.

The market price of the Company's common stock was about $0.75 on the date of issuance of each debenture. The Company recorded a finance charge of $350,000 in the second quarter of
1996, and will record a finance charge of $305,000 in the third quarter of 1996, equal to the difference between fair value of the common stock on the dates the debentures were issued and the minimum conversion price of the debenture.

* Considering the outstanding common stock and commitments at December 31, 1995, the aforementioned changes arising subsequent to that date and the current market price of the common stock, the Company has fully used its 50,000,000 share authorization. The Company has also committed to reserve approximately 16,300,000 of additional authorized shares to satisfy the commitments outlined above, if and when authorized shares first become available.
Management will seek shareholder approval to increase the authorized shares at the next annual shareholders meeting.

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

* The Company borrowed a total of $672,000 in five separate transactions with Mr. Jacobs and
Mr. Krumm, both major creditors and shareholders. The loans are payable on demand, and bear interest at stated amounts up to 41% of principal. The Company repaid $141,000 to Mr. Jacobs through the end of June 1996. A $200,000 loan from Mr. Krumm requires payment from first proceeds available from a large financing transaction.

* As of May 21, 1996, the Company agreed to amend all amounts owed to Mr. Jacobs or his affiliates to bear interest at 18% per annum from that date. This affected loans totaling approximately $3,000,000. The loans had previously accrued interest at stated amounts or at per annum rates of 10% to 12%.

* The Company has received unofficial information indicating that the Company's charter may be revoked by the State of Delaware for non-payment of corporate franchise taxes. The
Company intends to pay such taxes and file a Certificate for Renewal and Revival to reinstate its charter.

10.  CLOSURE OF COLORAY

     In March 1996, the Company determined that it could no longer support the operations of
Coloray and announced plans to close that operation. Expected additional costs to close Coloray are approximately $400,000 including rental payments through the end of Coloray's lease in
November 1996, environmental shutdown, severance, and equipment
decommissioning.    This
was expensed in the first quarter. In the first quarter the Company also expensed the net book value of the leasehold improvements made by Coloray which will be surrendered to the landlord at the end of the lease, and reduced the remaining property and equipment down to the $168,000 received as proceeds from sale of the property and equipment at auction in May 1996; the
Company recognized a loss of $314,000 on these transactions. In addition, Coloray has contractual research and development obligations continuing through 1997, of which approximately $2,036,000 had not been recorded at March 31, 1996. All of these obligations under research and development agreements were recorded in the second quarter of 1996. The
Company, Coloray and SRI International, Inc. (SRI) have entered into a letter of intent to arrange a consortium to continue Coloray and SRI's field emission display technology research. No definitive consortium documents have been signed. The proposal requires Coloray to contribute its patents and technology to the consortium in return for one-time royalty payments by consortium members and cancellation of the existing research agreement with SRI. The Company has the right but not the obligation to enter the consortium as a member to obtain the benefits of future research. The amounts, if any, to be received from the consortium are not currently estimable but will probably not be sufficient to meet all of Coloray's obligations. Coloray's liabilities and obligations include the following approximate amounts at June 30, 1996:

     Accounts payable
    $  700,000
     Accrued expenses
       600,000
     Accounts payable intercompany to Scriptel                         3,300,000
     CRADAs and existing SRI research agreement                   4,100,000
     Additional estimated total costs of closure
400,000

               -------------

             $9,100,000

              ========

     Coloray has also signed, with Scriptel, approximately $2,000,000 of cognovit notes payable to Mr. Jacobs and Standard Energy Company. These liabilities are recorded at Scriptel.
The $168,000 of proceeds from the auction sale of Coloray's assets in May 1996 were used to reduce these loans. Mr. Jacobs has a perfected security interest on all assets of Coloray and the
Company.

     Coloray's reported assets approximated $140,000 at June 30, 1996. This is the amortized value of Coloray's patents. The Company expects to contribute these patents to the proposed consortium in return for one-time royalty payments at least equal to the recorded value.

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

     The buyer issued a Promissory Note (the "Note") to the Company in partial payment of the purchase price. The Note was for $650,000, with interest at 5%. Interest was payable monthly, with the entire principal balance due on April 1, 1999. The Company endorsed this
Note to Mr. Jacobs, who had a security interest in the Ampsco shares which were sold. The
Company did not record any amount of the Note as proceeds on the sale of Ampsco because management estimates that collection of the Note is improbable. Ampsco made small, contractual, payments on the Note for April and May, which were transferred to Mr. Jacobs and used to offset notes payable to him. In June 1996, the Company sold the Ampsco Note to Mr.
Jacobs in return for a $100,000 reduction in notes and interest payable to him.
 The Company
recorded these transactions as income in the second quarter. If the Note is repaid to Mr. Jacobs,
Mr. Jacobs has agreed to release Ampsco from any further obligation it may have as endorser of several notes the Company has with Mr. Jacobs or his affiliates.

     The remaining payments of the purchase price were to be in the form of monthly royalties at
2% of Ampsco's collected sales for a ten-year period. These payments were subject to a maximum of $100,000 per year. (Ampsco's sales in 1995 were $1,827,000, which would have resulted in a royalty payment of approximately $37,000 had the agreement then been in effect.)
The Company sold its right to royalty payments to Mr. Jacobs as part of the $100,000 reduction of debt noted above.

     The Company has treated the sale of Ampsco as a discontinued operation. Consequently,
Ampsco's results are excluded from the accompanying consolidated balance sheet at December
31, 1995 and June 30, 1996, and from the loss from continuing operations shown on the accompanying statements of operations for the three- and six-month periods ended June 30, 1996 and 1995.

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

     Ampsco's sales were $494,000 for the three months ended March 31, 1996, and $868,000 for the six months ended June 30, 1995. No information is available on Ampsco's sales for the second quarter of 1996.
PART I, ITEM 2

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND
1995


                  1996                  1995

     Revenues
   $    117,000         $     140,000

     The Company operates as a single business segment, providing computer peripheral equipment to OEMs. Development fees in 1996 from partial funding of Coloray development efforts by outside companies were $92,000 lower than in 1995. Scriptel's revenues in this segment have increased due to a higher demand for Scriptel's glass panels for pen-based computers.


               1996                   1995

     Cost of sales
$    101,000         $    73,000

     The year-to-year fluctuations in cost of sales generally follow the change in revenues.

     Since Scriptel's activities have been principally oriented to research and development, gross margins have remained relatively low due to the unabsorbed burden caused by the minimal level of manufacturing volume and the direct costs of excess capacity.


            1996                   1995

     General and administrative expenses                     $   1,096,000
  $  1,207,000
     Sales and marketing expenses
57,000                68,000
     Research and development expenses                          2,277,000
    1,185,000

     Certain members of management, employees and certain outside consultants received stock, compensatory stock options, or repriced stock options to attract them to the Company or to pay for their services. The fair value of the stock or options at the date of issuance, $146,000 in 1996 and $130,000 in 1995, was expensed when all restrictions had lapsed. The 1996 administrative expenses also include $353,000 of severance costs, and $160,000 of legal fees or settlement costs of lawsuits against the Company. The Company lowered its general and administrative expenses in late 1995 by reducing staff at Coloray and Scriptel, and reducing use of consultants.

     Sales and marketing expenses have not changed significantly.

     Research and development expenses have increased significantly. The Company expanded its development efforts in pen-based computer technologies and, with the Coloray acquisition, entered FED research. Management anticipates that such costs will continue for Scriptel.
Research and development expenses also include unfunded costs of research agreements with
Xetron (by Scriptel) and SRI (by Coloray), and Cooperative Research and Development
Agreements (by Coloray). Cash payments on research and development will increase, as the
Company funds these research agreement obligations. In 1996, the Company recorded the remaining $2,036,000 of costs relating to Coloray's research committments.


               1996                  1995

     Other expenses                                                        $
1,512,000          $  841,000

     Other expenses include interest expense of $106,000 and $517,000 in 1996 and 1995, respectively.  Other expense also includes finance costs of $1,512,000 in 1996.
 Interest expense
increased due to higher levels of debt financing and, in 1995, included $160,000, related to the value of options transferred to noteholders as an inducement for them to loan funds to the
Company or as additional interest compensation. Finance expenses in 1996 related principally to $864,000 in value of stock warrants surrendered or repriced as compensation on new financing, a loss of $350,000 on convertible debentures issued in June 1996, and cash costs of new financing.

     In 1996 the Company realized a gain of $105,000 from sale of its Ampsco subsidiary. In
1995, the Company realized a $350,000 loss on disposition of assets, from warrants granted as part of the transaction to sell Ampsco's land and buildings (see below).


             1996                   1995

     Discontinued operations; loss from operation
     of Ampsco
$     ---           $      (312,000)

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

     The loss in 1995 included a loss of $286,000 from sale of Ampsco's land and buildings last year.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
1995


                  1996                  1995

     Revenues
   $    177,000         $    261,000

     The Company operates as a single business segment, providing computer peripheral equipment to OEMs. Development fees in 1996 from partial funding of Coloray development efforts by outside companies were $115,000 lower than in 1995.


            1996                   1995

     Cost of sales                                                          $
 147,000         $    175,000

     The year-to-year fluctuations in cost of sales generally follow the change in revenues.

     Since Scriptel's activities have been principally oriented to research and development, gross margins have remained relatively low due to the unabsorbed burden caused by the minimal level of manufacturing volume and the direct costs of excess capacity.


            1996                   1995

     General and administrative expenses                     $   2,590,000
  $  2,276,000
     Sales and marketing expenses                                       119,000
              120,000
     Research and development expenses                          3,306,000
    2,786,000

     Certain members of management, employees and certain outside consultants received stock, compensatory stock options, or repriced stock options to attract them to the Company or to pay for their services. The fair value of the stock or options at the date of issuance, $283,000 in 1996 and $174,000 in 1995, was expensed when all restrictions had lapsed. The 1996 administrative expenses also include $400,000 of anticipated costs on the closure of Coloray,
$353,000 of severance costs, and $160,000 of second quarter legal costs or costs of lawsuit settlements. The Company lowered its general and administrative expenses in late 1995 by reducing staff at Coloray and Scriptel, and reducing use of consultants.

     Sales and marketing expenses have not changed significantly.

     Research and development expenses have increased significantly. The Company expanded its development efforts in pen-based computer technologies and, with the Coloray acquisition, entered FED research. Management anticipates that such costs will continue for Scriptel.
Research and development expenses also include unfunded costs of research agreements with
Xetron (by Scriptel) and SRI (by Coloray), and Cooperative Research and Development
Agreements (by Coloray). Cash payments on research and development will increase, as the
Company funds these research agreement obligations. In 1995, the Company expensed $425,000 of fair value of stock options issued to research and development consultants. In 1996, the
Company accrued the full remaining $2,036,000 of Coloray's research commitments as part of the costs of closure of Coloray. The Company is working on reducing these commitments.


               1996                  1995

     Other expenses                                                        $
2,885,000          $  935,000

     Other expenses include interest expense of $495,000 and $689,000 in 1996 and 1995, respectively.  Other expense also includes finance costs of $2,182,000 in 1996.
 Interest expense
is high due to higher levels of debt financing and, in 1995, included $163,000, related to the value of options transferred to noteholders as an inducement for them to loan funds to the Company or as additional interest compensation. Interest expense in 1996 included stated interest of $242,000 on new demand notes totaling $672,000 of principal. Finance expenses in 1996 related principally to $1,256,000 in value of stock warrants surrendered as compensation on new financing, a loss of
$350,000 on convertible debentures issued in June, and cash costs of new financing.

     Income from minority interest of $65,000 in 1995 represents the portion of the net loss of
Coloray that is allocable to the minority shareholders of Coloray. Early in 1995, minority interest was reduced to zero; therefore, during the remainder of 1995 and going forward, the Company will incur 100% of the losses of Coloray in its consolidated income statement.

     In 1996 the Company sold Coloray's property and equipment at auction, and eliminated its leasehold improvements, resulting in a loss from disposition of assets of $314,000. The Company also recognized a $105,000 gain from sale of its Ampsco subsidiary in 1996.
The 1995 loss on
disposition of assets stemmed from the value of warrants granted as part of the 1995 transaction to sell Ampsco's land and buildings (see below).



             1996                   1995

     Discontinued operations; loss from operation
     of Ampsco
$     ---           $      (339,000)

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

     The Company has treated the sale as a discontinued operation. Consequently, Ampsco's results are excluded from the accompanying balance sheets at December 31, 1995 and June 30,
1996 and from the loss from continuing operations shown on the accompanying statements of operations for the three- and six-month periods ended June 30, 1996 and 1995. The loss in 1995 included a loss of $286,000 from sale of Ampsco's land and buildings last year.

     The Company recorded Ampsco's operating loss for the first quarter of 1996 as of
December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition, the risk of liquidation if its current financing efforts are unsuccessful, and its severe liquidity problems are outlined in the accompanying notes to the consolidated financial statements. The Company has funded its operations primarily through the sale of common stock, the issuance of debt instruments with common stock conversion features, and private, institutional and bank financing. As of June 30, 1996, the Company's stockholders had paid or surrendered in value $43,648,000 (which is net of $8,000 of notes receivable from stockholders) to acquire 24,003,887 shares of common stock. In addition, $6,383,000 of notes payable and debentures were outstanding as of June 30, 1996, and accrued interest on notes was $1,205,000 at that date. From inception of the Company through June 30, 1996, the
Company has incurred an accumulated deficit of $59,428,000.

     The Company had current liabilities in excess of current assets of approximately
$15,100,000 at June 30, 1996. This has occurred due to cumulative operating losses being financed by the issuance of notes payable and lines of credit.

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

     The Company's total committed shares exceeded by approximately 16,300,000 the total authorized shares of the Company at June 30, 1996 (see Note 7). Management intends to seek approval from the stockholders, at the next stockholders meeting, for a substantial increase in the authorized shares.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) The Company and its subsidiaries are in default on the payment of principal and interest on several notes. The table below summarizes principal and interest in default at June 30,
1996:


                Principal              Interest

Cognovit promissory notes payable, due in
December 1994                                                                 $
      489,000         $   57,000

Convertible promissory notes payable to
investors, due at various dates
   894,000            330,000

Convertible promissory notes payable to major
stockholders, due at various dates
591,000             300,000

Notes payable to a corporation, in default
as of December 1, 1994
   500,000              104,000

Notes payable to trade creditors, due at
various dates in 1994
        38,000                 8,000

Notes payable to related parties, due at various
dates in 1994
            48,000                 6,000

             --------------     -----------------
Total in default
   $   2,560,000     $     805,000

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     27- Financial Data Schedule

(b)  Reports on Form 8-K:

The Company filed an 8-K dated April 4, 1996 relating to the sale of Ampsco Corporation, the closure of Coloray Display Corporation, a revision to letter agreements with Mr. Jacobs, repricing and reissuance of stock options owned by Kevin Woodbridge (a director of the Company), and relinquishment and reissuance of several other options and warrants.

The Company filed an 8-K dated May 13, 1996 relating to the resignation of James W. France, Jr.
from his position as Chairman, President and Chief Executive Officer.

On July 8, 1996, the Company filed an 8-K dated June 26, 1996 relating to settlement of a lawsuit filed by Nicholas G. Venetis, a former officer and director of the Company.














                               SIGNATURES



     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SCRIPTEL HOLDING, INC.
                                   (Registrant)


Date:  August 9, 1996                /s/ Bernard H. Eckstein
                                                     Bernard H. Eckstein
                                                     Chairman and Chief
Executive Officer



Date:  August 9, 1996                /s/ Frederick A. Niebauer
                                                    Frederick A. Niebauer
                                                    Treasurer (principal
financial and accounting officer)