Form 10-Q
period 1996-09-30
SCRIPTEL HOLDING INC
filed 1996-11-12
CIK 830504

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


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

The number of common shares outstanding at October 31, 1996 was 29,812,059.

SCRIPTEL HOLDING, INC.


                                                                   Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

  Consolidated Balance Sheets as of September 30, 1996 (unaudited)      3
     and December 31, 1995

  Consolidated Statements of Operations for the three months            4
     ended September 30, 1996 and 1995, unaudited

  Consolidated Statements of Operations for the nine months             5
     ended September 30, 1996 and 1995, unaudited

  Consolidated Statements of Cash Flows for the nine months           6-8
     ended September 30, 1996 and 1995, unaudited

  Notes to Consolidated Financial Statements, unaudited              9-25


Item 2.   Management's Discussion and Analysis of Financial         26-32
               Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal proceedings                                            33

Item 2.   Changes in securities                                         33

Item 3.   Defaults upon senior securities                              33

Item 4.   Submission of matters to a vote of security holders       33-35

Item 5.   Other information                                            35

Item 6.   Exhibits and reports on Form 8-K                             35


SIGNATURES                                                             35

Exhibits: 3 (i) - Restated Certificate Of Incorporation
                  Of Scriptel Holding, Inc.                         36-37

         27 - Financial Data Schedule                               37-38







Scriptel Holding, Inc. and Subsidiaries          September 30,
CONSOLIDATED BALANCE SHEETS                          1996        December 31,
                                                 (Unaudited)         1995
                                                  ----------      ----------
Assets

Current assets:
 Cash and cash equivalents                        $   87,000      $   51,000
 Trade accounts receivable, net of allowance for
   doubtful accounts of $3,000 in 1996 and 1995       83,000          65,000
 Inventories                                          20,000           2,000
 Other current assets                                  1,000           2,000
                                                  ----------      ----------
     Total current assets                            191,000         120,000
Property and equipment, net                          562,000         947,000
Patents, net                                         130,000         184,000
Deposits                                                 ---         122,000
Other assets                                          60,000          88,000
                                                  ----------      ----------
     Total assets                                 $  943,000      $1,461,000
                                                  ==========      ==========

Liabilities and Stockholder's Deficit

Current liabilities:
 Notes payable, short-term and current portion    $5,041,000      $4,741,000
 Accounts payable                                  1,959,000       1,681,000
 Accrued interest                                  1,441,000         855,000
 Accrued loss on discontinued operations             450,000         470,000
 Other accrued liabilities                         6,762,000       2,777,000
                                                  ----------      ----------
     Total current liabilities                    15,653,000      10,524,000
Notes payable, long-term                           1,520,000       1,000,000
Commitments and contingencies
Stockholders' deficit:
 Common stock, $0.10 par value, 50,000,000 shares
  authorized:  26,371,356 shares and 21,058,217
  shares issued and outstanding at September 30,
  1996 and December 31, 1995, respectively         2,637,000       2,106,000
 Additional paid in capital                       42,174,000      38,529,000
 Accumulated deficit                             (61,033,000)    (50,558,000)
 Notes receivable - stockholders                      (8,000)       (140,000)
                                                  ----------      ----------
  Total stockholders' deficit                    (16,230,000)    (10,063,000)
                                                  ----------      ----------
 Total liabilities and stockholders' deficit      $  943,000      $1,461,000
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.





Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Three months ended September 30,
                                                     1996            1995
                                                 (Unaudited)     (Unaudited)
                                                  ----------      ----------
Revenues                                         $   195,000     $    78,000
Cost of sales                                        172,000         136,000
                                                  ----------      ----------
                                                      23,000         (58,000)
Costs and expenses:
 General and administrative                          582,000         917,000
 Sales and marketing                                  58,000          77,000
 Research and development                            359,000       1,173,000
                                                  ----------      ----------
   Total costs and expenses                          999,000       2,167,000
                                                  ----------      ----------
   Loss from operations                             (976,000)     (2,225,000)

Other expense (income):
 Interest expense                                    261,000       1,128,000
 Finance charge                                      428,000       1,578,000
 Other expense, net                                    1,000          23,000
 (Income)loss on disposition of assets               (61,000)        (27,000)
                                                  ----------      ----------
   Total other expense                               629,000       2,702,000
                                                  ----------      ----------
   Loss from continuing operations                (1,605,000)     (4,927,000)

Discontinued operations:
 Loss from operations of Ampsco                          ---         (27,000)
                                                  ----------      ----------
  Total loss from discontinued operations                ---         (27,000)
                                                  ----------      ----------
  Net loss                                      $ (1,605,000)    $(4,954,000)
                                                  ==========      ==========

Loss per share of common stock:
 Continuing operations                               $ (0.06)        $ (0.28)
 Discontinued operations                                 ---             ---
                                                     -------         -------
  Net loss per share                                 $ (0.06)        $ (0.28)
                                                     =======         =======
Weighted average number of common shares
 used in computing net loss per share             24,994,088      17,638,891
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.






Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Nine months ended September 30,
                                                     1996            1995
                                                 (Unaudited)     (Unaudited)
                                                  ----------      ----------
Revenues                                         $   372,000     $   339,000
Cost of sales                                        319,000         311,000
                                                  ----------      ----------
                                                      53,000          28,000
Costs and expenses:
 General and administrative                        3,172,000       3,193,000
 Sales and marketing                                 177,000         197,000
 Research and development                          3,665,000       3,959,000
                                                  ----------      ----------
   Total costs and expenses                        7,014,000       7,349,000
                                                  ----------      ----------
   Loss from operations                           (6,961,000)     (7,321,000)

Other expense (income):
 Interest expense                                    756,000       1,817,000
 Finance charge                                    2,610,000       1,578,000
 Other expense, net                                      ---         (16,000)
 (Income)loss on disposition of assets               148,000         323,000
 Minority interest                                       ---         (65,000)
                                                  ----------      ----------
   Total other expense                             3,514,000       3,637,000
                                                  ----------      ----------
   Loss from continuing operations               (10,475,000)    (10,958,000)

Discontinued operations:
 Loss from operations of Ampsco                          ---        (366,000)
                                                  ----------      ----------
  Total loss from discontinued operations                ---        (366,000)
                                                  ----------      ----------
  Net loss                                      $(10,475,000)   $(11,324,000)
                                                  ==========      ==========

Loss per share of common stock:
 Continuing operations                               $ (0.45)        $ (0.67)
 Discontinued operations                                 ---           (0.02)
                                                     -------         -------
  Net loss per share                                 $ (0.45)        $ (0.69)
                                                     =======         =======
Weighted average number of common shares
 used in computing net loss per share             23,303,970      16,473,196
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.






Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              Nine months ended September 30,
                                                     1996            1995
                                                 (Unaudited)     (Unaudited)
                                                  ----------      ----------
Net cash used in operating activities            $(2,413,000)    $(4,103,000)

Cash flows from investing activities:
 Purchase of property and equipment                 (236,000)       (360,000)
 Sale of property and equipment                      274,000             ---
 Disposal of assets held for sale                        ---         605,000
 Purchase of patents                                     ---         (40,000)
 Other                                                   ---         (30,000)
                                                  ----------      ----------
 Net cash provided by (used in)
 investing activities                                 38,000         175,000

Cash flows from financing activities:
 Proceeds from notes and debentures payable        2,125,000       3,551,000
 Repayment of notes payable                         (475,000)       (600,000)
 Proceeds from the issuance of stock                 761,000         961,000
                                                  ----------      ----------
 Net cash provided by financing activities         2,411,000       3,912,000
                                                  ----------      ----------
Increase (decrease) in cash and cash equivalents      36,000         (16,000)
Cash and cash equivalents, at the beginning
 of the year                                          51,000          31,000
                                                  ----------      ----------
Cash and cash equivalents, at the end
 of the period                                    $   87,000      $   15,000
                                                  ==========      ==========

Supplemental disclosures of cash flow information:
 Cash paid for interest                           $   84,000      $   78,000
                                                  ==========      ==========

Debt conversion and use of debt to exercise options and warrants:
 Decrease in notes payable and debentures         $1,045,000      $3,079,000
 Decrease in accounts payable                         49,000          79,000
 Decrease in accrued interest                         42,000          88,000
 General and administrative expense                      ---           3,000
 Finance charge                                          ---         989,000
 Increase in common stock                           (283,000)       (439,000)
 Increase in additional paid-in-capital             (853,000)     (3,799,000)
                                                  ----------      ----------
 Net effect on cash                               $        0      $        0
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.

                                continued


Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Nine months ended September 30, 1996 and 1995  (Unaudited)

Supplemental disclosures of cash flow information:

In the first nine months of 1995, the Company issued compensatory stock options as follows: 7,000 options on debt financings (value of $3,000 treated as interest expense in the nine months), and 4,191,450 options as compensation to officers, directors, employees and consultants (values of $130,000 and $425,000 treated as administrative and research and development expense, respectively, in the nine months). The Company also issued 94,610 warrants used in payment of an account payable to a consultant (value of $44,000 treated as administrative expense in the nine months), 1,903,722 warrants on debt financings (value of $935,000 treated as interest expense in the nine months), 914,934 warrants on debt financings (value of $484,000 treated as finance charge in the nine months), and 700,000 warrants on sale of real estate (value of $350,000 treated as loss on sale of property in the nine months). The Company also issued a total of 210,000 shares of Common Stock to debt holders and officers (value of $298,000 treated as interest expense and $78,000 treated as administrative expense in the nine months).

In 1996 and 1995, the Company recognized finance charges of $543,000 and $904,000, respectively, on the conversion of convertible debentures. This amount represented the difference in value between the market price of the common stock and the conversion price on the date of issuance or conversion.

In the first nine months of 1996, the Company had these non-cash transactions relating to stock, stock options and convertible debt: issued 175,000 shares and 1,768,329 stock options, net, to officers, directors, employees, creditors, and consultants; repriced and extended a total of 8,228,334 stock options and warrants; and repriced certain convertible debt. The Company recorded the combined value of these transactions as administrative expense ($292,000); finance charges ($1,421,000); and loss on sale of assets ($34,000). The Company also entered into transactions in the first nine months wherein option, warrant, and convertible debt holders relinquished their rights to exercise or convert into common stock their instruments representing a combined total of 9,672,105 authorized shares, so the Company could use the freed up authorized shares in its current financings. The Company entered into agreements to issue a total of 22,100,255 options or warrants, substantially reduce the exercise price of 1,230,508 options and warrants, issue 300,000 shares of common stock, and convert $1,000,000 of debentures into 3,333,333 shares of common stock, all subject to availability of authorized shares (these agreements included replacing the authorized shares freed up as described above). The stockholders approved an increase in authorized shares at their annual meeting in October 1996, and all of these agreements were fulfilled in the fourth quarter. The Company will record a charge of approximately $2,600,000 as the value of the options, warrants, and shares issued, and the repriced options and warrants.

As part of a separation agreement with the Company's former Chairman, in 1996 the Company cancelled all notes receivable (approximately $150,000) and advances receivable (approximately $100,000) from the individual.
                                                         -continued-

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Nine months ended September 30, 1996 and 1995  (Unaudited)

Supplemental disclosures of cash flow information:

In April 1996, the Company sold its subsidiary, Ampsco Corporation. The transaction is outlined in Note 12 to the consolidated financial statements. In June 1996, the Company sold to a creditor its note receivable from the buyer of Ampsco and sold its right to a 10-year royalty stream from Ampsco, all for a $100,000 reduction in notes and accrued interest payable to the creditor.

In September 1996, the Company issued a $280,000 note payable to settle unpaid lease costs and costs of the environmental clean up of the Coloray facility.

The accompanying notes are an integral part of the financial statements.





































Scriptel Holding, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
September 30, 1996 (Unaudited)

1. CONSOLIDATION:

The consolidated information presented for September 30, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated balance sheet data at December 31, 1995 was derived from the audited consolidated financial statements. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Form 10-K/A.

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

In early 1996, the Company committed to closing the Coloray operation. This enabled the Company to focus on its core pen/touch technology and related Scriptel products.

2. GOING CONCERN BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Scriptel Holding, Inc. and each of its subsidiaries have incurred recurring losses from operations and resulting cash flow problems since inception. Management's plan for meeting obligations as they come due is summarized below. If the Company is unable to obtain additional funding, and meet or restructure its debt obligations as they come due, there would be a substantial likelihood that it could not proceed as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At September 30, 1996, the Company was in default on approximately $3.1 million of its notes and interest payable, of which approximately $1.0 million have been demanded, and in arrears over 60 days on trade accounts payable totaling approximately $1.9 million. In addition, approximately $2.6 million of notes payable were represented by demand cognovit notes at September 30, 1996. At September 30, 1996 the Company had a reported deficit in equity of approximately $16.2 million. The Company is currently attempting to negotiate new terms with certain debt holders, as well as to seek the execution of conversion privileges on convertible notes.

At September 30, 1996, the Company was a party to legal proceedings brought by several creditors. (See Note 4 for a summary of litigation issues.) Subsequent to September 30, 1996, several additional creditors filed or threatened legal action against the Company to collect amounts due and payable. The Company has successfully deferred, for the present, legal action by other creditors and has made some partial payments on the amounts due. There can be no assurance, however, that the creditors will not hereafter seek other remedies that might result in the Company ceasing to be a going concern.

3. RISK OF LIQUIDATION:

Due to the Company's history of operating losses and immediate need for additional capital, there is a risk that the Company will have to liquidate. Substantially all of the Company's assets, including patents, are pledged as collateral on certain of the Company's debt instruments. If the Company were forced into liquidation, it is likely that all of the assets would be used to settle the claims of secured creditors and none, except possibly some of the value of the patents, would be available to other creditors. If the Company were to liquidate, management estimates that the realizable value of the Company's property and equipment would be substantially less than the carrying values of those assets at September 30, 1996, and the realizable value of the Company's other assets, except patents, would be less, but would not be materially different than the reported values for those assets at September 30, 1996. It is also management's estimate that the value of the Company's patents would be higher than their recorded value at September 30, 1996. The valuation of assets necessarily requires many estimates and assumptions. The actual value of assets if liquidation were to occur would depend on a variety of factors, including finding interested buyers, the timing of any sales, sales commissions and selling costs, operating losses incurred to the date of any sale, and the forced nature of the sale. Management considered these factors in developing its estimate of realizable values if liquidation were to occur. The Company has not had a current outside appraisal of the assets made because it is management's intention to continue to operate the Company on a going concern basis. Management's estimate of realizable value on liquidation of current assets is approximately $200,000, compared to a carrying value at September 30, 1996 of $191,000. Management's estimate of realizable value on liquidation of property and equipment is approximately $200,000, compared to a carrying value at September 30, 1996 of $562,000. Excluding patents, for which an appraisal is not available and management is otherwise unable to reasonably estimate value, management's estimates of realizable value on liquidation of all assets is approximately $500,000, compared to a carrying value of all assets of $943,000 at September 30, 1996. At that date, the Company's recorded liabilities totaled approximately $17,200,000. The Company also has other contractual commitments.

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

A creditor filed suit against the Company in February 1996 in the Court of Common Pleas, Franklin County, Ohio, entitled Financetech, Inc. vs. Scriptel Holding, Inc., for collection of a debt and accrued interest of approximately $620,000. The Company has filed a counterclaim against the creditor for amounts of royalty that the Company feels is due it from the creditor, and has requested the court to offset the note payable by the amount of royalty due. This action is pending.

Several other creditors have filed suit against the Company and its subsidiaries, in various courts in Ohio and California, for payment of amounts due them. In addition, the Company has been informed that several other creditors may take such actions in the near future. The amount currently under suit in these actions totals less than $150,000.

Coloray's landlord had threatened legal action for non-payment of rents. In September 1996, the Company settled the outstanding lease payments of Coloray and the environmental shutdown costs of the Coloray operation by issuing a $280,000 note payable to Coloray's landlord. The note is due in two years.

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

Coloray has also received a personal property tax lien from Alameda County, California in the amount of approximately $23,000. In addition, Coloray has received a levy for withheld but unpaid California state income taxes of approximately $25,000.

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

5. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. Management conducts a general review of the adequacy of excess and obsolete inventory reserves on a quarterly basis. Reported inventories are mainly raw materials.





6. NOTES PAYABLE AND DEBENTURES

Notes payable and debentures as of September 30, 1996 and December 31, 1995 consist of the following:
                                                     1996            1995
                                                  ----------      ----------
Convertible notes, at rates ranging from 10%
 to 18%, principal and interest convertible to
 common shares at $0.55 to $3.50 per share;
 in default                                      $ 1,072,000     $ 1,156,000

Convertible debenture, 8%, due November 1998       1,000,000       1,000,000

Convertible debenture, 6%, due September 1999        240,000             ---

Convertible debenture, 14%, due September 1997       173,000             ---

Notes payable to a corporation, $250,000 at 10%
 and $250,000 at 8%; in default                      500,000         500,000

Demand notes payable to major stockholders
 at 18% per annum                                  2,555,000       2,021,000

Demand and cognovit promissory notes payable,
 at rates ranging from 8% to 18%; in default         544,000         622,000

Note payable on machinery purchase, due
 August 1996; in default                             115,000         104,000

Note payable to a corporation, 10%, due
 September 1998                                      280,000             ---

Demand notes payable to suppliers, 18%;
 in default                                           38,000          38,000

Demand secured cognovit convertible
 promissory note, 10%                                 44,000         300,000
                                                  ----------      ----------
                                                   6,561,000       5,741,000

Less current portion                               5,041,000       4,741,000
                                                  ----------      ----------
                                                 $ 1,520,000     $ 1,000,000
                                                  ==========      ==========

The prime interest rate was 8.25% at September 30, 1996. Substantially all assets of the Company are pledged as collateral for certain of the notes.


7. COMMON STOCK AND COMMON STOCK COMMITMENTS

The Company entered into the following significant common stock transactions and made the following common stock commitments to date in 1996:

* The Company issued 100,000 shares in January 1996 to Mr. Philip A. Schlosser, a founder, director, and officer of the Company, as additional compensation for his service since the Company was founded. The value of this stock, $75,000, was expensed in January 1996 when it was issued. In a related action, the Board of Directors authorized cancellation of all the notes and advances receivable from Mr. Schlosser. These receivables approximated $91,000, most of which had been fully reserved at December 31, 1994. All remaining amounts were expensed in December 1995.

* The Company issued 15,000 shares to a consultant for services rendered on a financing concluded in November 1995. The value of this stock, $11,000, was expensed as a finance charge.

* Option and warrant holders exercised existing options and warrants, at a price per share lower than the stated exercise price, for a total of 600,591 common shares. Net cash proceeds from these exercises totaled $135,000, and holders also used $166,000 of Company debt in payment of the reduced exercise price. The Company issued 43,080 shares in settlement of payables totaling $35,000.

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

The Agreements, as amended in March 1996, compensate Mr. Jacobs as an individual for his help personally or through companies he owns or is affiliated with in providing debt financing to the Company over the last several years, patience in not demanding repayment of those loans and cooperation with other matters, and for relinquishing a part of his currently owned options or warrants for cancellation so that the Company could use those authorized shares in its current financings. Under the Agreements, the Company had to issue to Mr. Jacobs, or his nominee, warrants to purchase 3,600,000 common shares at a price of $0.75 per share, and which expire six years after issuance. The Company also had to issue to Sonata Investment Company, Ltd. (at the time the holder of a $300,000 convertible note, and also an affiliate of Mr. Jacobs) warrants to purchase 2,400,000 common shares at a price of $0.50 per share, and which expire six years after issuance. The warrants to Mr. Jacobs and Sonata were contingent upon the Company having available authorized shares. In October 1996, the Company's shareholders approved additional authorized shares and the Company fulfilled these commitments (see below).

Mr. Jacobs agreed to surrender a part of the options or warrants he currently owns, so the Company could use the authorized shares to issue in its current financings. This was subject to the requirement that the Company must reissue those options or warrants when, as and if authorized shares are first available. The new warrants are exercisable at a price of $0.75 per share and expire six years after issuance under these provisions. These terms are more favorable than the terms of the options surrendered. In March 1996, the Company used 853,125 of Mr. Jacobs' options to provide part of the authorized shares on new issuances under the provisions of Regulation S (see below). The Company replaced these options in October 1996 on the new terms.

This agreement also specifies that all options and warrants currently owned by Mr. Jacobs, and by Donna L. Sanger, a vice president of Standard Energy Company, will be reissued with a new expiration date of October 1, 2001 and with a new price of $1.00 per share. At December 31, 1995, Mr. Jacobs owned 2,190,000 warrants and 1,956,000 options at prices ranging from $1.51 to $2.62 per share and which expire at various dates through October 29, 2000. At December 31, 1995, Ms. Sanger owned 65,000 warrants and 63,500 options at prices ranging from $1.51 to $2.50 per share and which expire at various dates through July 12, 2000. The options and warrants were repriced and reissued as of February 29, 1996. The Company recorded the $392,000 estimated value of these transactions as a finance charge in the first quarter of 1996.

* In March and April 1996, the Company entered into several agreements with foreign investors for them to purchase shares at $0.40 per share under the provisions of Regulation S promulgated by the Securities and Exchange Commission. A total of 2,357,000 shares were issued under these agreements. The market price of the Company's common stock on the dates of issuance was approximately $0.75 to $1.12. Cash proceeds were $943,000, less a total of $130,000 paid as finders fees and expenses. The Company was delayed in filing certain of its reports to the Securities and Exchange Commission for the year ended December 31, 1995 and the quarter ended March 31, 1996. Because of this, the Company was forced to rescind certain of these stock transactions, and the Company repurchased 302,500 shares from the foreign investors at their then-current market price of $230,000. The net proceeds after the rescission were used to fund payrolls, audit and legal costs, and other operating expenses. In addition to the cash costs of closing, the Company committed to issue warrants to purchase common shares equal to 5% of the shares issued, at a price of $0.48, and which will expire five years after issuance. A total of 102,725 warrants have been issued (the estimated value of $39,000 was expensed in the second quarter of 1996 as a finance charge). Mr. Jacobs relinquished 853,125 of his options, (see above), Mr. Walter Krumm, another major creditor and shareholder relinquished 800,000 of his options with an exercise price of $1.69 to $1.70 per share and expiring in 1998, and Mr. James W. France, Jr., the Company's former Chairman relinquished 800,000 of his options with an exercise price of $1.74 per share and expiring in July 2000, so that the Company would have enough authorized shares available to issue the new shares and warrants. As part of the agreements with these individuals, the Company agreed to reissue the surrendered instruments as warrants when, as and if Scriptel is first able to do so, but in no event later than when Scriptel shareholders approve an increase in the amount of authorized shares, at a price of $0.75 per share, and with an expiration date of six years after the date of any reissue under these provisions. Kevin Woodbridge, a director at the time, also relinquished 500,000 options (see below). The revised terms on all of these options and warrants are more favorable than those surrendered. The Company issued the new instruments in October 1996 after stockholders approved an increase in authorized shares.

* The Board of Directors approved in April 1996 a repricing and reissuance of all the options owned by Kevin Woodbridge, a director. This is additional compensation for his continuing to operate under a consulting contract with the Company without receiving his retainer fee for eight months, relinquishing part of his retainer and part of his stock options to obtain a release of a 1995 judgment against the Company on a cognovit note, and relinquishing 500,000 currently owned options for cancellation so that the Company could use those authorized shares in its current financings. At March 31, 1996, Mr. Woodbridge owned 870,797 options with exercise prices ranging from $1.43 to $2.00 per share and with expiration dates of 1996 to 2000. All of his options were reissued with a new expiration date of April 1, 2000 and with a new exercise price of $0.50 per share. The Company recorded in the second quarter of 1996 the estimated $161,000 value of the reissuance of currently existing options with new pricing and expiration dates. Mr. Woodbridge also has rights to immediate registration of his options through an S-8 filing. The Company reissued the 500,000 relinquished options in October 1996 after shareholders approved an authorization of additional shares.

* In April 1996, the Company was successful in obtaining a one-year extension on four convertible notes payable totaling $71,000. The Company agreed to modify the conversion price from $1.69 per share to $0.55 per share. This transaction increased the authorized shares committed for conversion by 87,358 shares. The estimated value of these additional shares of $78,000 was expensed as a finance charge in the first quarter of 1996.

* The Company issued 100,000 options in January 1996 to Bernard Eckstein, a director, as compensation for his services in helping with year end activities. The options are exercisable at a price of $0.75 per share (the market price at the date of grant), and expire in January 2001. The estimated value of $62,000 was charged to administrative expense in the first quarter of 1996.

* In May 1996 the Company engaged Everest Securities, Inc. of Minneapolis, Minnesota in an exclusive investment banking relationship. Everest will advise and consult with the Company, and will use its best efforts to obtain commitments for financings using debt, convertible debt or stock. As part of the agreement, the Company sold to Everest for a nominal amount a warrant to purchase 350,000 shares of common stock at a price of $0.60 per share. The Company also granted Everest an additional warrant to purchase 350,000 shares of common stock at $0.60 per share for services under a prior consulting agreement. Both warrants expire in December 1999. The estimated value of these warrants, $132,000, was expensed as a finance charge in the second quarter of 1996.

The agreement also contains the following provisions. The minimum term is one year, cancelable by either party with ninety days written notice. Upon completion of at least $1,000,000 in funding in any form, the Company will pay $20,000 monthly to Everest for the term of the agreement. Everest will have the right to appoint two (2) directors to the Board of Directors for a minimum period of three years. (No directors have yet been named under this provision.) Everest will get cash placement fees on any financing the Company receives; such fees range from 2% on any financing which Everest does not manage, to 13% on equity funds raised by Everest. In addition, Everest will receive warrants for 10% of any shares issued in the financings. Generally, such fees are payable on any financings from a source introduced to the Company by Everest, during the term of the agreement and for 60 months thereafter.

* In June 1996, Mr. Krumm loaned $30,000 to the Company under a demand cognovit promissory note at 18% per annum interest. In consideration for the loan, and for Mr. Krumm's forbearance in not demanding repayment of other notes, the Company reduced the price of 1,020,000 warrants held by Mr. Krumm from $1.69 per share to $0.40 per share, and extended the warrants from 1997 to March 2001. The estimated value of the repricing and extension, $340,000, was expensed as a finance charge in the second quarter of 1996.

* In June 1996, Sonata Investment Company loaned $45,000 to the Company under a demand cognovit note. On demand, $10,000 of interest will also be due. In consideration for the loan, and for Sonata's forbearance in not demanding repayment of another note, the Company agreed to issue to Sonata warrants to purchase 500,000 common shares at $0.50 per share and which expire six years after issuance. Such warrants were contingent upon having available authorized shares. The Company issued these warrants in October 1996 after shareholders approved an increase in authorized shares.

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

* The Company issued to a consultant options to purchase 70,000 shares of common stock at $1.00 per share and which expire in 2001. The $20,000 value was expensed in the second quarter of 1996.

* The settlement of the lawsuit (see Note 4 - Litigation) and consulting agreement with Mr. Nicholas Venetis included the following terms: the Company and Mr. Venetis each released the other, with prejudice, from any claims or counterclaims in the lawsuit. The Company will pay Mr. Venetis $60,000 either from the first funds raised for the Company through Mr. Venetis' efforts, or in any case by October 31, 1996 (the Company is in default on this payment as it was not paid by October 31). The Company will pay Mr. Venetis a total of $50,000 under the consulting agreement, at $5,000 per month for ten months beginning September 1, 1996. Mr. Venetis will provide consulting services, as required, in various areas of financing, marketing, and business development. The Company will issue Mr. Venetis warrants to purchase 500,000 shares of common stock at an exercise price of $0.55 per share, which were contingent upon shareholder approval of an increase in authorized shares. The Company will include such warrants on an S-8 registration statement as soon as possible. The warrants were issued in October 1996.

* The Company did not have the funds to pay its employees on time for several months in 1996. To recognize the sacrifices made by the employees during this period, and to partially compensate them for their continued dedication and service, in June 1996 the Company reduced the exercise price to $0.40 per share on 1,805,700 options and 255,337 warrants owned by the employees. Expiration dates were not changed. Formerly, such options and warrants carried exercise prices ranging from $0.75 per share to $4.00 per share. In addition, the Company issued a total of 122,000 options at $0.40 per share to employees. The estimated value of the repricing ($228,000) and issuance ($33,000) was expensed in the second quarter of 1996.

* The Company agreed to issue a one-time stock grant to employees of Scriptel at June 1, 1996, equal to twice each employee's monthly salary divided by $0.75 per share. This grant approximates 244,000 shares. The Company will also pay the employees' taxes on the stock grant, subject to availability of cash. A charge of $311,000 has been recorded in the second quarter of 1996 as the value of the grant plus taxes.

* In May 1996, the Company issued 60,000 shares and a cognovit note for $115,000 in return for title to certain assets leased by Coloray and for settlement of $70,000 of recorded but unpaid lease payments. The Company recorded the $38,000 value of the shares and the $45,000 difference in lease costs in the first quarter of 1996 as an adjustment of the estimated costs of closure of Coloray (see below).

* In June 1996, the Company committed to issue to Mr. Bernard Eckstein, the Company's Chairman and Chief Executive Officer, as part of his employment negotiations, options to purchase 500,000 shares of Common Stock at an exercise price of $0.40 per share and which expire five years after issuance. Issuance of these options was contingent on the availability of authorized shares. The Company issued these options in October 1996. The Board of Directors also set the compensation of Mr. Eckstein at an annual base salary of $150,000 beginning on May 16, 1996.

* In the third quarter of 1996, the Company entered into several agreements with its officers, nine employees, and four consultants. Under these agreements, the individuals agreed to let the Company use in its current financings the authorized shares represented by a total of 2,685,647 options and warrants held by these individuals. All of such released authorized shares were used to support financings in the third quarter. The individuals agreed not to exercise their options and warrants until such time as authorized shares become available. These became available in October 1996 when stockholders approved an increase in authorized shares. This restriction has now been released, and these individuals may exercise the options and warrants. The Company also agreed to issue an additional option to each individual for each of the 2,685,647 authorized shares used, as soon as authorized shares become available. The additional options have an exercise price of $0.40 per share and expire five years after their issuance. The options were issued in October 1996; the stock price was $0.38 per share at the date of issue.

* In May 1996, certain of the Company's officers and employees agreed to defer that part of their annual compensation which exceeded $85,000 until such time as the Company's cash situation improved. As part of the agreements with these individuals (including officers Bernard Eckstein, J. Vance Holloway, Edward Palmer, and Frederick A. Niebauer), the Company agreed to pay interest at 10% per annum on the amounts deferred, and agreed to issue an option to purchase one share of common stock at an exercise price of $0.40 per share and with an expiration date of five years after issuance (which options were subject to the availability of authorized shares) for each dollar of salary deferred. These would total 195,000 options if such deferral continued for a year, and similar amounts annually thereafter. The deferral has continued to date.

* In June and the third quarter of 1996, the Company entered into an agreement with Alexander Wescott & Co., Inc. (Wescott) under which Wescott would use its best efforts to place up to $2,500,000 of 6%, 3-year Scriptel debentures to foreign investors. The principal and interest on such debentures is convertible into common stock of the Company under the provisions of Regulation S promulgated by the Securities and Exchange Commission. The conversion price is 60% of the market price of the stock, as defined, on the day of conversion subject to a minimum conversion price of $0.375 per share and a maximum conversion price of $1.50 per share. The Company agreed to pay a cash commission to the agent of 13% of the funds received, plus warrants equal to 10% of the shares issued upon conversion. Such warrants are to be priced at 120% of the conversion price, will expire five years after issuance, and bear piggyback registration rights.

These debentures were issued as follows: $350,000 in June 1996 (which was converted into 885,858 shares); $620,000 in the third quarter (which were converted into 1,661,481 shares); and $200,000 in the third quarter (which have not been converted - the Company has reserved 534,000 shares for the conversion). All shares issued have now become unrestricted and immediately tradeable under the provisions of Regulation S. The Company issued warrants to the agent to purchase 254,735 shares of common stock; the value of $53,000 was expensed as a finance charge. Cash commissions of $152,000 were paid on these financings. Proceeds of all debentures were used for operating costs.

The market price of the Company's common stock was about $0.75 on the date of issuance of each debenture. The Company recorded a finance charge in the second quarter and third quarter of 1996, equal to the difference between fair value of the common stock on the dates the debentures were issued and the minimum conversion price of the debenture.

* In October 1996, the Company amended its agreement with Wescott, to the effect that the minimum conversion price on the convertible debentures issue was reduced to $0.20 per share. A total of $205,000 of such debentures were issued in October 1996. At the time of issuance, the Company's stock price ranged from $0.32 to $0.40 per share. The Company has reserved 1,025,000 shares for the conversion of these debentures, and an additional 102,500 shares for warrants to the agent if the debentures are converted.

* In November 1995, the Company issued $1,000,000 of convertible debentures to M & M Capital Management, a foreign investor, under the provisions of Regulation S promulgated by the Securities and Exchange Commission. In October 1996, the debentures were converted into 3,333,333 shares of common stock at the minimum conversion rate in the agreement of $0.30 per share. The market price of the Company's common stock on the date of conversion of the debenture was $0.38 per share.

* In August 1996, the Company entered into an agreement through Everest Securities, Inc. (see above) to issue up to $1,000,000 of 14%, 1-year convertible debentures to domestic accredited investors. Such debentures are convertible into common stock of the Company at a conversion price equal to 60% of the market price of the stock, as defined, on the day of conversion subject to a minimum conversion price of $0.50 per share (subsequently amended to $0.30 per share). The investors also received one warrant for each dollar of debentures; such warrant has an exercise price of $0.75 per share and expires three years from issuance. The Company paid a cash commission to the agent of 10% of the funds received, paid a non-accountable expense allowance of 3% of the funds received, plus will give the agent 3-year warrants equal to 10% of the shares issued upon conversion. The debentures and the warrants will be subject to the provisions of Rule 144 promulgated by the Securities and Exchange Commission ("Rule 144"). The stock price on the dates of issuance of the debentures ranged from $0.32 to $0.40 per share.

In August and September 1996 the Company issued $173,000 of these debentures, paid the agent's commission of $22,000, reserved 575,000 authorized shares for the conversion, issued the 172,500 warrants to the investors, and reserved authorized shares for the warrants to be issued to the agent if the debentures are converted. The company expensed the estimated value of all the warrants, $34,000, as a finance charge in the third quarter of 1996. The Company issued an additional $43,000 of these debentures in October 1996.

The Company has entered into separate agreements with the individual debenture holders agreeing to convert the debentures to shares if and when the Company's stock price next hits $0.50 per share. At that price, the debentures would be converted at the minimum conversion price of $0.30 per share.

* The Company issued 50,000 options to Mr. Bernard Eckstein and 25,000 options to Mr. Woodbridge for their services as directors in 1994 and 1995, under the provisions of the 1993 Stock Option Plan. These options had an exercise price of $0.40 per share and expire in 2001.

* In August and September 1996, the Company entered into an agreement with five consultants to issue the consultants, as payment for services to be rendered, warrants to purchase a total of 5,000,000 shares of common stock.
Of these, 2,500,000 will have an exercise price of $0.75 per share; 1,250,000 will have an exercise price of $0.80 per share; and 1,250,000 will have an exercise price of $0.85 per share. All of these warrants expire in two years. The issuance was contingent on shareholders approving an increase in authorized shares. The Company has agreed to register the warrants in an S-8 registration statement as soon as possible after issuance. The individuals (George Furla, Gregg Rondinelli, Peter Benz, Merrick Okamoto, and Steve Westlund, all from Los Angeles, California) will consult with the Company on matters pertaining to the restructuring and design of the Company's operations and long term strategic plan, including, but not limited to the development of sponsorship for the Company's securities through meetings with brokers, market makers, securities analysts, and fund managers in key financial centers in the United States and Europe. the consulting period will be one year. The warrants were issued in October 1996 after shareholders approved an increase in the authorized shares.

* Trenwith Capital, Inc. (Trenwith) consulted with the Company in 1995 and 1996, and is due cash commissions and approximately 160,000 warrants as commissions for services rendered. In August 1996, the Company agreed to issue a total of 300,000 common shares to settle all claims by Trenwith against the Company. Such shares were to be issued immediately after shareholders approved an increase in authorized shares. The Company has agreed to register the shares in an S-8 registration statement as soon as possible after issuance. The value of the shares is estimated at $120,000. This amount was expensed through the third quarter of 1996 as the value of the cash commissions and warrants due to Trenwith.

* In October 1996, subject to approval by shareholders of an increase in authorized shares, the Company agreed to issue a total of 3,869,332 additional warrants to Mr. Walter Krumm, a major stockholder and creditor of the Company. Of these, 1,000,000 were priced at $0.65 per share and 2,869,332 were priced at $0.75 per share. All expire six years from the date of issuance. The issuance of these warrants is additional compensation to Mr. Krumm for his assistance in the funding efforts of the Company in 1995 (by exercising warrants), surrendering 800,000 options for use by the Company in its 1996 financing efforts (see above), agreeing not to exercise 1,000,000 warrants to further help the Company in its 1996 financings, and delays by the Company in making promised payments on a loan from Mr. Krumm earlier in 1996. The Company's shareholders approved an increase in authorized shares in October 1996. The company is continuing the negotiations with Mr. Krumm and has not yet released the additional warrants to him. The Company also agreed to lower the exercise price on a total of $300,000 of convertible loans held by him (convertible at $1.00 to $1.69 per share) to $0.65 per share. This will allow conversion into an additional 250,000 shares. The value of the change in conversion price of approximately $100,000 will be expensed in the fourth quarter of 1996 as a finance charge.

* In the third quarter, the Company agreed to reduce the exercise price of 1,230,508 options and warrants as compensation to the holders for agreeing not to exercise the instruments until such time as authorized shares became available. The Company used the freed up authorized shares in its 1996 financings. The repricing was effected in October 1996 after shareholders approved an increase in authorized shares. The repriced options and warrants included: 700,000 held by Everest Securities, Inc. expiring in 2001, from an exercise price of $0.60 per share to a new exercise price of $0.40 per share; and 530,508 options and warrants held by three accredited investors, expiring in 1997 and 1998, from an exercise price ranging from $1.50 to $4.00 per share, all to a new exercise price of $0.55 per share.

* Summarizing the above activity, after the shareholders approved an increase in authorized shares, the Company issued or scheduled the issuance of a total of 22,100,255 options and warrants, and repriced 1,230,508 options and warrants. The Company will record the estimated value of these transactions in the fourth quarter of 1996 as follows: administrative expense $888,000; and finance charges $2,042,000. The stock price on the date of issue was $0.38 per share.


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

9.  RELATED PARTY TRANSACTIONS, SUBSEQUENT EVENTS

In addition to several items described elsewhere herein, the Company had the following events occur subsequent to December 31, 1995.

* The Company borrowed a total of $672,000 in five separate transactions with Mr. Jacobs and Mr. Krumm, both major creditors and shareholders. The loans are payable on demand, and bear interest at stated amounts up to 41% of principal. The Company repaid $429,000 to Mr. Jacobs through the end of September 1996. The Company has a "handshake" agreement with Mr. Jacobs under which the Company pays Mr. Jacobs, as reduction of debt, an amount equal to 15% of the net proceeds from its financings. A $200,000 loan from Mr. Krumm requires payment from first proceeds available from a large financing transaction.

* As of May 21, 1996, the Company agreed to amend all amounts owed to Mr. Jacobs or his affiliates to bear interest at 18% per annum from that date. This affected loans totaling approximately $3,000,000. The loans had previously accrued interest at stated amounts or at per annum rates of 10% to 12%.

* The Company received unofficial information indicating that the Company's charter may be revoked by the State of Delaware for non-payment of corporate franchise taxes. The Company paid such taxes in the third quarter of 1996 and filed a Certificate for Renewal and Revival to reinstate its charter.

* At their annual meeting in October, the Company's shareholders: elected Bernard H. Eckstein and Philip A. Schlosser as directors; approved an increase in the authorized shares of Common Stock from 50,000,000 shares to 125,000,000 shares (the Company has filed a Restated Certificate of Incorporation with the state of Delaware to reflect the change); approved an increase in the amount of shares which may be issued under the 1993 Stock Option Plan from 5,000,000 shares to 7,500,000 shares; and ratified the selection of Norman, Jones, Enlow & Co. as the Company's independent accountants for the fiscal year ending December 31, 1996. The shareholders did not approve the requested amendment to the Company's Certificate of Incorporation to authorize a class of 15,000,000 shares of undesignated Preferred Stock.



10.  CLOSURE OF COLORAY

In March 1996, the Company determined that it could no longer support the operations of Coloray and announced plans to close that operation. Expected additional costs to close Coloray are approximately $400,000 including rental payments through the end of Coloray's lease in November 1996, environmental
shutdown, severance, and equipment decommissioning.   This was expensed in the
first quarter. In the first quarter the Company also expensed the net book value of the leasehold improvements made by Coloray which will be surrendered to the landlord at the end of the lease, and reduced the remaining property and equipment down to the $168,000 received as proceeds from sale of the property and equipment at auction in May 1996; the Company recognized a loss of $314,000 on these transactions. In addition, Coloray has contractual research and development obligations ("CRADAs") continuing through 1997, of which approximately $2,036,000 had not been recorded at March 31, 1996. All of these obligations under research and development agreements were recorded in the second quarter of 1996. The Company, Coloray and SRI International, Inc. (SRI) have entered into a letter of intent to arrange a consortium to continue Coloray and SRI's field emission display technology research. No definitive consortium documents have been signed. The proposal requires Coloray to contribute its patents and technology to the consortium in return for one-time royalty payments by consortium members and cancellation of the existing research agreement with SRI. The Company has the right but not the obligation to enter the consortium as a member to obtain the benefits of future research. The amounts, if any, to be received from the consortium are not currently estimable but will probably not be sufficient to meet all of Coloray's obligations. Coloray's liabilities and obligations include the following approximate amounts at September 30, 1996:

     Accounts payable                                  $  700,000
     Accrued expenses                                     600,000
     Accounts payable intercompany to Scriptel          3,300,000
     CRADAs and existing SRI research agreement         4,100,000
     Additional estimated total costs of closure          400,000
                                                       ----------
                                                       $9,100,000
                                                       ==========

Coloray has also signed, with Scriptel, approximately $2,000,000 of cognovit notes payable to Mr. Jacobs and Standard Energy Company. These liabilities are recorded at Scriptel. The $168,000 of proceeds from the auction sale of Coloray's assets in May 1996 were used to reduce these loans. Mr. Jacobs has a perfected security interest on all assets of Coloray and the Company. Subsequent to the auction, the Company received credit from Mr. Jacobs for an additional $82,000 received on sale of all the remainder of Coloray's equipment. This also reduced the overall recorded loss on sale of the assets.

Coloray's reported assets approximated $130,000 at September 30, 1996. This is the amortized value of Coloray's patents. The Company expects to contribute these patents to the proposed consortium in return for one-time royalty payments at least equal to the recorded value.

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

The Company has treated the sale of Ampsco as a discontinued operation. Consequently, Ampsco's results are excluded from the accompanying consolidated balance sheet at December 31, 1995 and September 30, 1996, and from the loss from continuing operations shown on the accompanying statements of operations for the three- and nine-month periods ended September 30, 1996 and 1995.

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

Ampsco's sales were $494,000 for the three months ended March 31, 1996, and $1,363,000 for the nine months ended September 30, 1995. No information is available on Ampsco's sales since March 31, 1996.

























PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SCRIPTEL HOLDING, INC. AND SUBSIDIARIES

OVERVIEW

The Company has been in the research, development, and ultimately the manufacturing and licensing business of pen-based computing products for over ten years, through its wholly owned subsidiary, Scriptel Corporation.
However, the marketplace has only recently begun focusing on and identifying broad based applications for pen-based computers, an area in which the Company views its proprietary technology as critical and in which management considers Scriptel primarily an early stage company. In May 1996, the Company began shipping development kits to potential customers of its cordless pen/touch digitizer subsystem. As the market continues to develop and pen-based applications become more common, Scriptel's focus is expected to shift from one principally based on the development of pen-based computer components to commercialization of these products. Based on current marketing forecasts of original equipment manufacturers ("OEM") and licensee shipments and, in part, upon the growth forecasted by industry experts for the pen-based computer markets, management believes Scriptel will experience revenue growth associated with its pen-based operating activities commencing in late 1996. The Company has received notice from two OEMs that those manufacturers will use the Company's patented WriteTouch (TM) technology in their new computer notebook and tablet applications. Due to the anticipated cost associated with the completion of the research and development of the Company's products and the ramp up of production, management cannot predict when the Company will achieve profitable operations on a consolidated basis.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     1996            1995

          Revenues                                $  195,000       $  78,000

The Company operates as a single business segment, providing computer peripheral equipment to OEMs. The Company has increased its sales of current products in each quarter this year, from $60,000 in the first quarter, to $117,000 in the second quarter, to $195,000 in the third quarter. Scriptel's revenues in this segment have increased due to a higher demand for Scriptel's glass panels for pen-based computers.


                                                     1996            1995

          Cost of sales                           $  172,000       $ 136,000

The year-to-year fluctuations in cost of sales generally follow the change in revenues. In the third quarter of 1995, Scriptel scrapped the inventory of a product line which had been terminated. The net cost of $60,000 was expensed as cost of sales in 1995. Since Scriptel's activities have been principally oriented to research and development, gross margins have remained relatively low due to the unabsorbed burden caused by the minimal level of manufacturing volume and the direct costs of excess capacity.

                                                     1996            1995

     General and administrative expenses         $   582,000     $   917,000
     Sales and marketing expenses                     58,000          77,000
     Research and development expenses               359,000       1,173,000

Certain members of management, employees and certain outside consultants received stock, compensatory stock options, or repriced stock options to attract them to the Company or to pay for their services. The fair value of the stock or options at the date of issuance, $9,000 in 1996 and $78,000 in 1995, was expensed when all restrictions had lapsed. The Company lowered its general and administrative expenses in late 1995 by reducing staff at Coloray and Scriptel, and reducing use of consultants.

Sales and marketing expenses have not changed significantly.

Cash outflows for research and development expenses have been reduced dramatically, principally through the closure of the Coloray operation. Research and development expenses also include unfunded costs in each year of research agreements with Xetron (by Scriptel) and SRI (by Coloray), and Cooperative Research and Development Agreements (by Coloray). Cash payments on research and development will increase, as the Company funds these research agreement obligations.

                                                     1996            1995

          Other expenses                          $  629,000      $2,702,000

Other expenses include interest expense of $261,000 and $1,128,000 in 1996 and 1995, respectively. Other expense also includes finance costs of $428,000 in 1996 and $1,578,000 in 1995. Interest expense reflects high levels of debt financing and, in 1995, included $775,000, related to the value of options transferred to noteholders as an inducement for them to loan funds to the Company or as additional interest compensation, and $298,000 in value of common shares issued for the same purpose. Finance expenses in 1996 related principally to $87,000 in value of stock warrants surrendered or repriced as compensation on new financing, a loss of $193,000 on convertible debentures issued in the quarter, and cash costs of new financing. Finance charges in 1995 represented cash costs on new financing, $150,000, the value of warrants issued on financings and conversions, $484,000, and the loss on conversion of debentures in the third quarter, $944,000.


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






RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                     1996            1995

               Revenues                            $ 372,000       $ 339,000

The Company operates as a single business segment, providing computer peripheral equipment to OEMs. The Company's sales have been growing in 1996. The 1995 amounts included development fees of $170,000 from partial funding of Coloray development efforts by outside companies. There were no development fees in 1996.


                                                     1996            1995

              Cost of sales                        $ 319,000       $ 311,000

The year-to-year fluctuations in cost of sales generally follow the change in revenues. In addition, Scriptel incurred a $60,000 charge in 1995 to scrap inventory on a product line which was terminated. Since Scriptel's activities have been principally oriented to research and development, gross margins have remained relatively low due to the unabsorbed burden caused by the minimal level of manufacturing volume and the direct costs of excess capacity.


                                                     1996            1995

      General and administrative expenses        $ 3,172,000     $ 3,193,000
      Sales and marketing expenses                   177,000         197,000
      Research and development expenses            3,665,000       3,959,000

Certain members of management, employees and certain outside consultants received stock, compensatory stock options, or repriced stock options to attract them to the Company or to pay for their services. The fair value of the stock or options at the date of issuance, $292,000 in 1996 and $252,000 in 1995, was expensed when all restrictions had lapsed. The 1996 administrative expenses also include $400,000 of anticipated costs on the closure of Coloray, $353,000 of severance costs, and $160,000 of second quarter legal costs or costs of lawsuit settlements. The Company lowered its general and administrative expenses in late 1995 by reducing staff at Coloray and Scriptel, and reducing use of consultants.

Sales and marketing expenses have not changed significantly.

Research and development expenses have increased significantly in the last few years. Most of the amounts reported in 1996 and 1995 related to the research efforts of Coloray. The Company expanded its development efforts in pen-based computer technologies and, with the Coloray acquisition, entered FED research. Management anticipates that such costs will continue for Scriptel, but Coloray's ongoing costs have now dropped to near zero. Research and development expenses also include unfunded costs of research agreements with Xetron (by Scriptel) and SRI (by Coloray), and Cooperative Research and Development Agreements (by Coloray). Cash payments on research and development will increase, as the Company funds these research agreement obligations. In 1995, the Company expensed $425,000 of fair value of stock options issued to research and development consultants. In 1996, the Company accrued the full remaining $2,036,000 of Coloray's research commitments as part of the costs of closure of Coloray. The Company is working on reducing these commitments.


                                                     1996            1995

              Other expenses                     $ 3,514,000     $ 3,637,000

Other expenses include interest expense of $756,000 and $1,817,000 in 1996 and 1995, respectively. Other expense also includes finance costs of $2,610,000 in 1996 and $1,578,000 in 1995. Interest expense is high due to higher levels of debt financing and, in 1995, included $938,000, related to the value of options transferred to noteholders as an inducement for them to loan funds to the Company or as additional interest compensation, and $298,000 in 1995 in value of common shares issued for the same purpose. Interest expense in 1996 included stated interest of $242,000 on new demand notes totaling $672,000 of principal. Finance expenses in 1996 related principally to $1,420,000 in value of stock warrants surrendered as compensation on new financing, a loss of $543,000 on convertible debentures issued to date, and cash costs of new financing. Finance charges in 1995 stemmed from cash payments to acquire financing, $150,000, the value of warrants issued to obtain financing on convertible debt, $484,000, and the loss on conversion of debentures in the third quarter of 1995, $944,000.

Income from minority interest of $65,000 in 1995 represents the portion of the net loss of Coloray that is allocable to the minority shareholders of Coloray. Early in 1995, minority interest was reduced to zero; therefore, during the remainder of 1995 and going forward, the Company will incur 100% of the losses of Coloray in its consolidated income statement.

In 1996 the Company sold Coloray's property and equipment at auction, and eliminated its leasehold improvements, resulting in a loss from disposition of assets of $253,000. The Company also recognized a $105,000 gain from sale of its Ampsco subsidiary in 1996. The 1995 loss on disposition of assets stemmed mainly from the value of warrants granted as part of the 1995 transaction to sell Ampsco's land and buildings (see below).



                                                     1996            1995

     Discontinued operations; loss from
      operation of Ampsco                            $   ---      $ (366,000)

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

The Company has treated the sale as a discontinued operation. Consequently, Ampsco's results are excluded from the accompanying balance sheets at December 31, 1995 and September 30, 1996 and from the loss from continuing operations shown on the accompanying statements of operations for the three- and nine-month periods ended September 30, 1996 and 1995. The loss in 1995 included a loss of $286,000 from sale of Ampsco's land and buildings last year.

The Company recorded Ampsco's operating loss for the first quarter of 1996 as of December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition, the risk of liquidation if its current financing efforts are unsuccessful, and its severe liquidity problems are outlined in the accompanying notes to the consolidated financial statements. The Company has funded its operations primarily through the sale of common stock, the issuance of debt instruments with common stock conversion features, and private, institutional and bank financing. As of September 30, 1996, the Company's stockholders had paid or surrendered in value $44,803,000 (which is net of $8,000 of notes receivable from stockholders) to acquire 26,371,356 shares of common stock and to obtain the outstanding options and warrants. In addition, $6,561,000 of notes payable and debentures were outstanding as of September 30, 1996, and accrued interest on notes was $1,441,000 at that date. From inception of the Company through September 30, 1996, the Company has incurred an accumulated deficit of $61,033,000.

The Company had current liabilities in excess of current assets of approximately $15,500,000 at September 30, 1996. This has occurred due to cumulative operating losses being financed by the issuance of notes payable and other liabilities.

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

In October, shareholders approved a substantial increase in the Company's authorized shares. There can be no assurance that such shares could be sold, nor that the proceeds from such sales or other financing activities will be sufficient to fund operating activities and repayment of defaulted indebtedness. If funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected, and the Company may have to liquidate.

Management believes that Scriptel will experience revenue growth associated with its pen- based operating activities commencing in late 1996 or early 1997, and anticipates that this revenue growth will help provide for Scriptel's working capital needs on an ongoing basis after 1996.

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

ITEM 2.  CHANGES IN SECURITIES

See Note 7 "Common Stock and Common Stock Commitments" to the accompanying consolidated financial statements for a discussion of recent transactions. This disclosure includes the information required by Item 701 of Regulation S-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) The Company and its subsidiaries are in default on the payment of principal and interest on several notes. The table below summarizes principal and interest in default at September 30, 1996:


                                                   Principal        Interest

Cognovit promissory notes payable, due at
various dates through December 1994               $  544,000       $  88,000

Convertible promissory notes payable to
investors, due at various dates                    1,072,000         550,000

Notes payable to a corporation, in default
as of December 1, 1994                               500,000         119,000

Notes payable on machinery purchases,
due August 1996                                      115,000           7,000

Notes payable to trade creditors, due at
various dates in 1994                                 38,000           8,000

                                                  ----------      ----------
Total in default                                 $ 2,269,000       $ 772,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The annual meeting of the stockholders of the Company was held on October 23, 1996.

b. Stockholders elected nominee Bernard H. Eckstein for a two year term of office to expire in 1998. Stockholders also elected nominee Philip A. Schlosser for a three year term of office to expire in 1999. J. Vance Holloway, a director whose term of office expires in 1997, will continue his term in office after the meeting.

c. Stockholders voted on these items:

   1. electing one Director for the term of office expiring in 1998 and one Director for the term of office expiring in 1999;

   2. amending Scriptel's Certificate of Incorporation to increase the number of authorized shares to 125,000,000 shares of Common Stock;

   3. amending Scriptel's Certificate of Incorporation to authorize a class of 15,000,000 shares of undesignated Preferred Stock;

   4. approving an amendment to the 1993 Stock Option Plan to increase the number of shares which may be issued under the Plan to 7,500,000 shares; and

   5. appointing Norman, Jones, Enlow & Co. as Scriptel's independent accountants for the fiscal year ending December 31, 1996.

The following is a tabulation of the vote for each nominee and each issue. There were 26,585,991 shares eligible to vote, of which 21,138,868, or 79.5%, were represented at the meeting. A quorum was present.

                                                       Abstain/     Broker
                                 For       Against     Withheld    Non-Votes
                             ----------  ----------   ----------  ----------
1. Election of directors     21,003,348           0      135,520           0
    Individually:
    Bernard H. Eckstein      20,909,531           0      229,337           0
    Philip A. Schlosser      20,915,676           0      223,192           0

2. Increase in authorized
   Common Stock              20,392,934     502,918      243,016           0

3. Authorizing a class of
   Preferred Stock            9,863,995   1,086,236      287,139   9,901,498

4. Amending the 1993
   Stock Option Plan          9,976,456   1,088,292      182,822   9,891,298

5. Appointing independent
   accountants               20,885,087     136,659      117,122           0

As a result of the vote:
1. The stockholders elected each of the nominee directors by more than 50% of the votes actually cast.

2. The stockholders approved the increase in authorized Common Stock by more than 50% of total eligible shares.

3. The stockholders did not approve the authorization of a class of Preferred Stock, as less than 50% of total eligible shares were voted on this proposal.

4. The stockholders approved the amendment to the 1993 Stock Option Plan by more than 50% of the votes actually cast.

5. The stockholders ratified the appointment of the independent accountants by more than 50% of the votes actually cast.


ITEM 5.  OTHER INFORMATION

See Note 10 "Closure of Coloray" to the accompanying consolidated financial statements for a discussion on the sale or disposition of substantially all the property and equipment of Coloray in the second and third quarters.

See Note 7 "Common Stock and Common Stock Commitments" to the accompanying consolidated financial statements for a discussion on the ability of Everest Securities, Inc. to appoint two directors to the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     3.(i) Restated Certificate Of Incorporation Of Scriptel Holding, Inc. 27- Financial Data Schedule

(b)  Reports on Form 8-K:


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

                              SCRIPTEL HOLDING, INC.
                                   (Registrant)


Date:  November 11, 1996             /s/ Bernard H. Eckstein
                                         Bernard H. Eckstein
                                         Chairman and Chief Executive Officer



Date:  November 11, 1996             /s/ Frederick A. Niebauer
                                         Frederick A. Niebauer
                                         Treasurer (principal financial and
                                          accounting officer)