Form 10-K
period 1996-12-31
SCRIPTEL HOLDING INC
filed 1997-03-27
CIK 830504

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934      For the fiscal year ended December 31, 1996

Or (  ) Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period from   to

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

(614) 276-8402                                          THE INDEX TO EXHIBITS
(Registrant's telephone number, including area code)       BEGINS ON PAGE

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 Par Value
(title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   (X)        No  (  )

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting shares held by non-affiliates of the Registrant, based upon the average of the closing bid and ask prices of Registrant's Common Shares on March 13, 1997 was approximately $3.1 million. Common Shares held by each officer and director of the Company and its principal shareholders have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of common shares outstanding at March 13, 1997 was 49,843,809.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS
SCRIPTEL HOLDING, INC.
FORM 10-K FOR YEAR ENDED DECEMBER 31, 1996

                                                                   Page No.
PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal proceedings
Item 4.  Submission of matters to a vote of security holders

PART II

Item 5.  Market for the registrant's common equity and related stockholder matters
Item 6.  Selected financial data
Item 7.  Management's discussion and analysis of financial
           condition and results of operations
Item 8.  Financial statements and supplementary data
Item 9.  Changes in and disagreements with accountants on
           accounting and financial disclosure

PART III

Item 10.  Directors and executive officers of the registrant
Item 11.  Executive compensation
Item 12.  Security ownership of certain beneficial owners and management
Item 13.  Certain relationships and related transactions

PART IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

SIGNATURES


PART II, ITEM 7 -  Management's discussion and analysis of financial condition and results of operations

PART II, ITEM 8 -  Financial statements and supplementary data

PART IV, ITEM 14 - Exhibits: (not attached to mailed copies)

PART I, ITEM 1 - BUSINESS

Scriptel Holding, Inc. (the" Company") is a Delaware corporation founded in 1982, with its principal corporate offices in Columbus, Ohio. The Company has two wholly-owned subsidiaries: Scriptel Corporation ("Scriptel"), and Scriptel Communications Corp. ("Scriptcom"). Another former wholly-owned subsidiary, Ampsco Corporation ("Ampsco"), was sold in April 1996 and has been reported as a discontinued operation. Until late in 1996, the Company also had a consolidated majority-owned subsidiary, Coloray Display Corporation ("Coloray"), a development stage company. This investment dropped below 50% at December 31, 1996. Neither Ampsco nor Coloray is consolidated in the accompanying balance sheet as of December 31, 1996. The disposal of Ampsco and Coloray enabled the Company to focus on its core pen/touch technology and related Scriptel products. Financial information about industry segments is included in Note 11 to the accompanying consolidated financial statements for the year ended December 31, 1996.

NEED FOR ADDITIONAL CAPITAL

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, due to continuing losses and immediate need for additional financing, it is possible that the Company may not be able to continue as a going concern. See Notes 1, 2 and 3 to the accompanying consolidated financial statements, and Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of this subject.

SCRIPTEL

Scriptel's mission is to develop products that enhance the human/machine interface for users of computers and communications devices.

Corporate Objectives. Scriptel has as its objectives: (a) to set the industry standard in digital pen and touch as it is used in computers and communication devices, (b) to advance and maintain a dominant technological position as the world's leading provider of digital pen and touch technology for computers and communication devices, (c) to leverage its technological advantage through development and profitable commercialization so that pen and touch input becomes a ubiquitous tool in the use of computers and communication devices, and (d) through the commercialization of its technology provide a superior return on investment to its partners and shareholders.

Corporate Overview. Scriptel was founded in 1982. Its purpose was to develop digitizer technology that could be integrated into flat panel displays, allowing for writing directly on the display through the use of electronic ink. The technology chosen to accomplish this was electrostatic, due to the transparent nature of its sensing layer. The first commercialization of Scriptel's technology was in a transparent graphic tablet that was marketed to the medical and CAD/CAM markets, where transparency of the digitizer tablet was needed. This product was somewhat successful in the market place by the late 1980's. During the late 1980's, the price for digitizer tablets was eroded by foreign competition. Scriptel redirected its technology to the then emerging pen computing market.

Scriptel's strategy for becoming the dominant supplier of pen/touch technology for pen computer products was to engage development partners with significant R&D, manufacturing, and distribution capabilities to co-develop a cordless pen/touch input digitizer subsystem that would work with computers and communication devices of any size and form. The partners chosen were Symbios Logic, Inc. (formerly the Microelectronics Division of NCR Corporation) for a single chip controller, and Samsung Electronics for the glass sensor panels. In addition to working with the two partners and developing the controller and sensor panel, Scriptel developed the electronic pen.

The pen development was started in 1992 and was completed in 1995. During the latter part of 1995 and early 1996 the subsystem parts were productized, integrated in a subsystem, and put into production. The Company shipped development kits to OEMs in 1996 and in 1997 began shipping product to two customers. Scriptel has products under development with three other customers.

Products And Technology

Background. Various types of digital pens and graphic input devices have been commercially available for about 25 years, including standard electromagnetic digitizers developed for computer-aided-design purposes and touch screen products for activating selections on a CRT. However, until Scriptel perfected its digital pen products, no transparent electrostatic resistive technology had been developed which could use a pen to interact directly on a flat-panel computer display, creating the electronic equivalent of pen and paper, as well as finger touch for pointing. In computers with pen, the digital pen continuously tracks the location of the pen tip as it moves over the surface of the display. The movements of the pen are then translated as "electronic ink" onto the display, giving the illusion of handwriting. Digital pen is the enabling technology that permits the user to control and enter information into the computer/communicator by writing, drawing, and "clicking" on the screen with an electronic pen or finger touch.

Scriptel's Products & Technology. Scriptel's current products are: (a) a Cordless Pen/Touch Digitizer Subsystem, and (b) a Corded Pen/Touch Digitizer Subsystem. These subsystems include a transparent sensor panel, electronic pen, controller, and software drivers. These products are sold to original equipment manufacturers ("OEMs") for integration into end user devices.

Over the last decade, four different types of digital pen technologies have emerged, all vying to become the industry standard: electrostatic, direct contact, membrane, and electromagnetic. Management believes that Scriptel's patented proprietary electrostatic technology has the capacity to set the industry standard for the pen computer market, because of its significant advantages over the other technology types. Among those advantages are: higher performance; more reliability, flexibility and durability; lower production and manufacturing costs; less susceptibility to "noise" emissions or errors; no added incremental weight; both stylus and finger touch; and compatibilty with all LCD technology.

Scriptel's Proprietary Transparent Electrostatic Technology. The core of Scriptel's business has long been its proprietary electrostatic digital pen technology. Scriptel's digital pen is fundamentally different from other technologies. It consists of a single glass pane, rather than multiple layers. That alone makes it less expensive to produce. Because the pane lies on top of the display, it protects it from scratches and is easily changed according to customers' size specifications. In fact, designers of new computers do not have to design around Scriptel's sensor panel because it fits right on top. Since Scriptel's digital pen design uses an electrostatic technology which also acts as an interference shield, EMI is minimized. That, too, makes the company's technology a better choice for advanced communications products.

Delivering the Pen Promise. There are three generations of digital pen capabilities for mobile computing. The first was developed for stationary technologies; the second attempted to move those technologies into mobile platforms - with poor results. The third, with Scriptel technology, is truly mobile. Scriptel's WriteTouch (TM) delivers features that OEMs demand: a high resolution pen that allows for thinner computers, is immune to noise, has less stringent shielding requirements, and is lighter weight. And, has both pen and finger touch capability.

Patent Protection. Prior to the development of Scriptel's digital pen technology, it was generally thought that resistive digitizers which consist of a single, continuous layer of resistive material would be inherently inaccurate due to the difficulty of obtaining sufficiently uniform resistive layers. In addition, edge effects produce non-linear response even in uniform resistive layers. Scriptel has overcome these difficulties by developing a patented, proprietary method of error correction which is powerful enough to correct for resistive layer non-uniformities in the range of plus or minus twenty percent. Management believes that the Company's error correction process is a key technology in its business.

Scriptel's products are strongly protected by twelve US patents. The most important have been filed in Canada, Europe and Japan. Most of the Company's patents were issued from the U.S. Patent Office on the "first office action," meaning that the patent examiner found, on first review of the application, that there was little or no prior art and all claims in the original application were granted. Management believes that the Company's patents have broad coverage and may prove to be dominant in the field of transparent digital pen technology. In addition to protecting the Company's electrostatic design, these patents may apply to other pen-based computer input devices which utilize some type of "error correction" calibration. None of the Company's patents have been challenged or requested to be re-examined.

Although all of Scriptel's patents may be valuable for defensive purposes, two patents, which apply most directly to Scriptel's current products, are viewed by management as "key patents." These are the calibration "error correcting" patent (U.S. Patent No. 4,650,926) and the RDT patent (U.S. Patent No. 4,853,493). These patents expire in the year 2006 and 2004, respectively. The calibration patent protects the system and method whereby accuracy on the order of +/- 0.1% is achieved using commercially available, coated glass sensor panels. The RDT patent protects the design and operation features of the RDT-Model Digitizers, the digitizer system used in custom OEM digital pen products.

Competition

Direct Contact Technology. Direct contact is an adaptation of an older touch screen technology that requires a special coating be placed on the top surface of the glass so the stylus can directly contact the electrically active layer. The major problem with this technology is that it is subject to wear and scratches easily. It does not meet the durability requirements needed by pen computers, and it requires a corded stylus.

Electromagnetic Technology. Electromagnetic digitizers have a multilayer design with wires imbedded in the digitizer sensor layer. This sensor layer must be located under the display, requiring the pen signals to pass through the display. Since the display is a very noisy device electrically, it has so far proved not possible to create a controller that can effectively filter the pen signal through this environment. Since this problem gets worse as displays advance in resolution and size, it is not likely that electromagnetic technology will ever perform adequately when it is integrated into the display. Additionally, this technology can never support touch input, and is not compatible with current and future LCD technology.

Membrane Technology. Membrane digitizer panels consist of two layers. The top layer is mylar with a coating of ITO (Indium Tin Oxide) on the underside. The second layer is a glass with an ITO layer on the top side. These two layers are separated by micro dots so that pressure on the top mylar surface causes contact between the two layers. Since the ITO layers have a voltage gradient across them, the XY coordinate of the contact point can be calculated. Since this technology is essentially a mechanical switch, it has a number of disadvantages, including low resolution, low data rates, multiple touch registration, limited size, as well as poor durability and transmissivity.


Competitors. Scriptel has several competitors making digitizers, flat panel displays and pens using these different technologies.

Market Analysis

Market Focus. Scriptel is initially focusing its digitizer products in four market segments: Notebooks, Pen Tablets, Handheld Personal Computers, and Projectors. Targeted customers in each of the four market segments have seen the Scriptel technology and are currently evaluating it or have plans to evaluate it for product opportunities in their current or next generation of products.

Notebooks. The notebook market could be by far the most lucrative market for Scriptel. It is a very large market with world wide applications. It is also a market where Scriptel's technology has very little competition for the next generation of notebooks. The lack of competition is due to the fact that as flat panel displays increase in complexity (TFT displays, larger sized displays, etc.) electromagnetic or membrane technology does not work in these environments. Target customers include large OEM computer manufacturers like IBM, Apple, HP, Dell, Toshiba, Sun, Compaq, and Texas Instruments.

Pen Tablet. The largest established market for digital pen input is the pen tablet market. The pen tablet market is primarily a vertical application market (i.e. systems that are used for a very specific function). For example, these include signature capture devices evidencing receipt of goods or for credit card sales. Scriptel's largest current customer, with about 66% of total sales in 1996, is NCR for a point-of-sale signature capture unit.

Handheld Personal Computers. The handheld personal computer market has not solidified enough to reflect the total market potential. Originally known as PDA's or Personal Digital Assistants they are at this time in a price range that is currently too low cost for Scriptel's technology. Management believes that the introduction of new operating systems and the growing use of the Internet will redefine these products.

Projectors. The projector market is a relatively small market but one that is likely to offer a good opportunity for Scriptel as there is little competition to its technology. About 28% of Scriptel's total sales in 1996 were to Polycom, an imaging conference company, for projector glass panels.

Sales And Distribution

Distribution and Licensing. One of the key elements designed into the Company's marketing plan is the selective and effective use of distributors and licensees. Scriptel looks for distributors and licensees who are staffed with professionals possessing appropriate technical backgrounds, selling complimentary products, or making products incorporating Scriptel's technology. Currently Scriptel has distribution and licensing agreements with Symbios and Samsung. Symbios has heavily invested in the development of a controller chip for Scriptel's cordless stylus. Scriptel and Symbios will jointly develop new products and market them worldwide through various distribution systems. Scriptel has two license agreements with Samsung. The first is to manufacture and distribute the sensor panels. The second is to develop, manufacture, and distribute a complete corded digitizer subsystem. Additionally they have an agreement to integrate Scriptel technology into their end user products. In order to accomplish this, Samsung has recently formed a digitizer business unit. Samsung also has an equity position in Scriptel.

Scriptel has engaged other distributors in the United States. Those partners currently sell products that are complementary to Scriptel's products, and that can be sold to the same target customer base. Each of the agents has a local distribution network and strong product support. Scriptel considers them an extension of its direct sales force, and gives them the same technical support as its internal sales staff. One of Scriptel's goals for 1997 is to strengthen its sales efforts in the OEM notebook market through these distributors and through selected additions to its staff.

Scriptel, recognizing that (1) the volume for pen computer products may exceed Scriptel's production capacity, (2) certain high volume customers may wish to manufacture, or develop second suppliers for digitizer components based on Scriptel's technology, and (3) certain foreign markets, such as the Far East and Europe, may be better served by manufacturing in those regions, has decided to license its technology in certain situations. The agreements with Symbios and Samsung are representative of Scriptel's strategy for licensing its technology, and Scriptel may develop manufacturing and marketing ventures with its customers and other entities.

Manufacturing

Scriptel's manufacturing process consists of assembly, calibration, testing and quality control. Certain preassembled components are purchased from external suppliers. Scriptel uses sole suppliers for certain components; however, management believes that alternative sources for such components are available and could be incorporated into Scriptel's products if necessary. Currently most of the component manufacturing for Scriptel's sensor panels and controller chips are done through its strategic partners. The electronic pens are manufactured by Scriptel in Columbus, Ohio.

The controller chip and software drivers for the WriteTouch (TM) subsystem are manufactured and distributed by Symbios Logic, Inc. But during 1997 Scriptel expects to begin developing a new pen controller with another integrated circuit company in order to strengthen the functionality of the pen.

The sensor panels are manufactured by Samsung Electronics in Korea, and by Donnelly Corporation in Holland, Michigan. At the present time all sensor panels for the WriteTouch (TM) product are distributed by Scriptel. However, Samsung has a distribution license for sensor panels and will be distributing them in other products. Management has been informed that Samsung has recently started construction of a new highly automated manufacturing facility in Korea for digitizer products. It should be operational in the last half of 1997. In addition to Samsung's investment, Donnelly Corporation has indicated that they are upgrading their facility for more efficient manufacturing of the sensor panels.

Some of the final operations on the sensor panels are currently done by Scriptel. In the future, Scriptel plans to have its partners perform all value add functions on the sensor panels at the place of manufacture in order to reduce cost. If Samsung eventually performs all manufacturing steps on the sensor panels and ships direct to the customer, the revenue will not flow through Scriptel and will have a negative impact on Scriptel revenue. It should not affect operating profit, as royalties on each panel will then be paid by Samsung. If Scriptel has to continue performing a part of the manufacturing steps on the sensor panels, it will require additional capital investment as unit volumes shipped increase.

The manufacturing of the electronic pens has been reserved for Scriptel. Scriptel has invested heavily in production tooling to manufacture the components for the stylus. The tools reside in the component suppliers location but are owned by Scriptel. All pen components are shipped to Scriptel in Columbus for final assembly and testing. Scriptel has installed in its facility in Columbus the assembly and test equipment to produce up to 30,000 pens per month. This capacity can be increased incrementally with a 90 day lead time.

Governmental Regulations

Management believes that Scriptel is in compliance with all applicable governmental regulations with respect to its products and manufacturing processes.

Research and Development

The Company has historically financed the funding of research and development, and anticipates that continued funding of research and development will be financed by internal cash flow sources such as additional offerings or private placements of securities, and cash flow from operations. Scriptel intends to continue its research and development activities for further application of its present technology in new products and the development of new products based on other technologies.

Employees

As of December 31, 1996, Scriptel employed a total of 15 full-time employees. The Company may hire additional employees, primarily in production and sales areas, in order to meet anticipated demand for its proprietary glass sensor and stylus products.

Backlog

At December 31, 1996, Scriptel's backlog was approximately $100,000, all of which is expected to be shipped early in 1997. Backlog at December 31, 1995 was not significant.


Ampsco

Ampsco was sold on April 4, 1996. It has been treated as a discontinued operation in the accompanying financial statements. See note 18 to the accompanying consolidated financial statements for the year ended December 31, 1996. Ampsco was a metal machining and tooling manufacturer.

Coloray

In 1996, the Company determined that it could no longer continue to fund Coloray's research and development efforts. Beginning in March 1996 the Company took steps to close Coloray and liquidate its investment. The Company's investment in Coloray dropped below 50% at December 31, 1996. See note 16 to the accompanying consolidated financial statements for the year ended December 31, 1996. Coloray was engaged in the development of a new generation flat-panel display product commonly referred to as an FED.







PART I, ITEM 2 - PROPERTIES

Scriptel

Scriptel has a leasehold interest in the approximately 23,000 square feet office and manufacturing space at 4145 and 4153 Arlingate Plaza, Columbus, Ohio 43228 for administration and the Scriptel operation. This leasehold is for a term expiring on January 31, 1997. The Company has arranged a month-to-month lease and anticipates amending the lease to the year 2000.


PART I, ITEM 3 - LEGAL PROCEEDINGS

See discussion in Note 3 to the accompanying consolidated financial statements.

PART I, ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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



PART II, ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not traded in any established trading market. The prices set forth in the table below represent "bid" prices without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. They are based on "pink sheet" quotations reported in a Columbus, Ohio newspaper of general circulation.

1996                                   High                   Low
First Quarter                         $1.375                $0.500
Second Quarter                         1.188                 0.438
Third quarter                          0.813                 0.438
Fourth quarter                         0.430                 0.135

1995
First Quarter                          3.688                 1.406
Second Quarter                         2.375                 1.500
Third Quarter                          2.000                 0.625
Fourth Quarter                         1.125                 0.438

As of December 31, 1996, the Company had approximately 6,000 stockholders of record. The Company has not paid, nor does it have present plans to pay, cash dividends on its Common Stock. The Board of Directors intends to retain all earnings, if any, for use in the business.





PART II, ITEM 6 - SELECTED FINANCIAL DATA

Scriptel Holding, Inc. and Subsidiaries
Year Ended December 31,      1996        1995        1994      1993      1992

(Dollars in thousands except per share data)

Total Revenues             $  512      $  431      $  383    $  950    $  552

(Loss) from continuing
    operations            (15,964)    (14,194)    (16,225)   (2,588)   (3,639)
(Loss) from discontinued
     operations                --        (955)       (705)     (856)     (279)
(Loss) before
    extraordinary item    (15,964)    (15,149)    (16,930)   (3,444)   (3,918)
Extraordinary item-debt
 reduction in 1996 and
 debt conversion in 1992    4,017          --          --        --      (222)
Net (loss)                (11,947)    (15,149)    (16,930)   (3,444)   (4,140)
Loss per share of common
    stock:
(Loss) from continuing
    operations              (0.64)      (0.81)      (1.27)    (0.32)    (0.58)
(Loss) from discontinued
     operations                --       (0.05)      (0.05)    (0.10)    (0.05)
(Loss) before
    extraordinary item      (0.64)      (0.86)      (1.32)    (0.42)    (0.63)
Extraordinary item           0.16          --          --        --     (0.03)
Net (loss) per share        (0.48)      (0.86)      (1.32)    (0.42)    (0.66)

Total assets at year end      733       1,461       3,962     6,096     3,823
Long term debt                370       1,000          44       665       360

No dividends were paid in any year. Ampsco was acquired on September 30, 1992 and disposed of on April 4, 1996; a majority interest in Coloray was acquired on April 11, 1994 and this interest dropped below a majority in December 1996. Results of operations of Ampsco are included as discontinued operations in the consolidated selected financial data. Results of operations of Coloray are included in the consolidated selected financial data from date of acquisition to the date the investment dropped below 50%. Coloray is not included in the consolidated balance sheet at December 31, 1996.


PART II, ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information begins on page    .


PART II, ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information begins on page    .


PART II, ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company reported the following information on a Form 8-K/A dated August 14, 1995. By letter dated August 10, 1995 and received August 14, 1995, Coopers & Lybrand L.L.P. indicated that they had resigned as the independent accountants for Scriptel Holding, Inc. (the Company).

Coopers & Lybrand L.L.P. had audited the consolidated financial statements of Scriptel Holding, Inc. for 1994, 1993 and 1992. Their opinion for each year indicated that the consolidated financial statements had been prepared assuming that the Company will continue as a going-concern and, as discussed in the financial statements, the Company's recurring losses from operations, net working capital deficiency, and need for immediate financing to fund its operations raise substantial doubt about its ability to continue as a going-concern. Management's plans concerning these matters, and the repercussions if they are not successful, are described in notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In connection with the audits by Coopers & Lybrand L.L.P. and through the date of their resignation, there were no disagreements with the former accountants in any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, or reportable events, within the meaning of Item 304 of Regulation S-K.

The Company requested that Coopers & Lybrand L.L.P. provide the company with a letter addressed to the SEC as required by Item 304 (a) (3) of Regulation S-K, stating whether they agree with the above statements. A copy of their letter to the SEC, dated August 22, 1995, is filed as Exhibit 16 to the Form 8-K/A dated August 14, 1995, and incorporated herein by reference.

In a Form 8-K dated January 11, 1996, the Company announced that it had engaged Norman, Jones, Enlow & Co. to act as the Registrant's independent certified public accountants for the year ended December 31, 1995.


PART III, ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors of the Company at December 31, 1996 were as follows:

Name, Age, Position with the Company:

Bernard H. Eckstein, 59, Director, and Chairman and Chief Executive Officer

J. Vance Holloway, 59, Director, and President and Chief Operating Officer

Philip A. Schlosser, Ph.D., 54, Director, and Executive Vice President-Research and Development, and Secretary

Edward Palmer, 54, Executive Vice President-Operations

Frederick A. Niebauer, 47, Treasurer

Robert G. Kable, 47, Vice President-Development and Production of Scriptel Corporation

Jack A. Salvato, 52, Vice President-Sales and Marketing of Scriptel
Corporation

Scriptel's Board of Directors presently consists of three (3) serving directors divided into three classes, consisting of one, one, and one member, respectively, of nine (9) available Board seats. Four vacancies on the Board of Directors were created by resignation during 1995. An additional two vacancies were created by resignation in 1996. The Board of Directors is conducting a search for qualified persons to fill the remaining vacancies.
Two of the vacancies may be filled at the direction of Everest Securities, Inc. ("Everest") of Minneapolis, Minnesota under Scriptel's May 1996 exclusive investment banking relationship agreement with Everest. Everest will advise and consult with the Company, and will use its best efforts to obtain commitments for financings using debt, convertible debt, or stock. The agreement contains a provision giving Everest the right to appoint two (2) directors to the Board of Directors for a minimum period of three years. Everest has not yet named these individuals to the Board of Directors. In accordance with Delaware law, the Company's bylaws state that Board vacancies may be filled on approval by a majority of the directors then in office.
Under this provision, the Board has agreed to accept the nominees by Everest once they are named. (Note - subsequent to signing the agreement with Everest, Everest merged into Sheffield Securities, Inc., and the agreement continues in effect with that company.)

The following sets forth information concerning the principal occupations of each of the officers and directors of the Company for the last five years:

Bernard Eckstein has been a Director since January 1992 (Mr. Eckstein's term of office expires in 1998). In May 1996, Mr. Eckstein was appointed Chairman and Chief Executive Officer of the Company. From October 1995 to May 1996, Mr. Eckstein was a self employed financial consultant. Prior to that he was treasurer for more than five years of Qualstan Corporation (a real estate development company).

J. Vance Holloway has been President and Chief Operating Officer of Scriptel Corporation since May 1993, and was also appointed President and Chief Operating Officer of Scriptel Holding, Inc. in May 1996. He has been a Director of the Company since May 1994 (Mr. Holloway's term of office expires in 1997). Prior to joining the Company, Mr. Holloway was employed for more than five years by NCR Corporation holding his most recent position as Consulting Director, Strategic Planning of Workstation Products Division.

Philip A. Schlosser, Ph.D. is Executive Vice President - Research and Development and Secretary of the Company. Dr. Schlosser is one of Scriptel's founders and has been a Director of the Company since its inception in 1982 (Dr. Schlosser's term of office expires in 1999). He is the inventor or co-inventor of twenty-one U.S. and foreign patented technologies, including some issued to the Company on its digitizer products.

Edward Palmer has been Executive Vice President - Operations of the Company since June 1996. Prior to that, he was Vice President and Chief Information Officer of the Company since January 1994. Prior to joining the Company, Mr. Palmer was Director of Marketing for the U.S. Group of AT&T Global Information Systems (Formerly NCR Corp.) for more than five years.

Frederick A. Niebauer was appointed Treasurer of the Company on October 27, 1994. From September 1993 to the time he joined the Company in September 1994, Mr. Niebauer was a self-employed financial consultant. From April 1987 until September 1993, Mr. Niebauer served as a Director of Financial Reporting for Ranco Incorporated, a large, privately-owned, international manufacturer.

Robert Kable has been Vice President - Development and Production of Scriptel Corporation for more than the last five years. He is the inventor or co-inventor of several of the Company's patents.

Jack Salvato joined Scriptel Corporation in February 1995 as Vice President - Sales and Marketing. Prior to joining Scriptel, Mr. Salvato was responsible for Strategic Planning and New Ventures for Ross Laboratories (a division of Abbott Laboratories) for more than five years.


Compliance with Section 16(a)

As required by the Securities & Exchange Commission rules under section 16 of the Securities Exchange Act of 1934, the Company notes that the following directors, executive officers and beneficial owners of more than ten percent of the Company's Common Stock filed untimely reports with respect to events in 1996 and prior thereto: Kevin Woodbridge (a former director) did not file three reports with four transactions; James W. France, Jr. (a former director and officer) did not file two reports with four transactions; J. Vance Holloway did not file one report with one transaction; Edward Palmer filed one report late with four transactions; Philip A. Schlosser filed one report late with two transactions; Bernard H. Eckstein did not file one report with two transactions; Thomas J. Leukart (a former director and officer) did not file one report with one transaction.


PART III, ITEM 11 - EXECUTIVE COMPENSATION

Directors Compensation

All directors and officers of the company devote such of their time as may be necessary to the company's business. Non-employee directors of the Company do not presently receive any cash compensation for their attendance at meetings of the Company's Board of Directors. In lieu thereof, non-employee directors annually receive under the 1993 Stock Option Plan options to purchase 25,000 shares of Common Stock at the then current stock price. Pursuant to the terms of the Plan, non-employee directors received options to purchase a total of 50,000 shares of Common Stock on January 1, 1996.

Executive Compensation

The following table provides certain summary information concerning the compensation paid or accrued by the Company, to or on behalf of its chief executive officer for the years ended December 31, 1996, 1995 and 1994, and other officers of the Company who earned more than $100,000 in salary and bonus in any of the years ended December 31, 1996, 1995 and 1994.



                          SUMMARY COMPENSATION TABLE
                                                                 Other
Names and Principal                                             Annual
Position                    Year      Salary       Bonus      Compensation
                                        (1)                        (2)
Bernard H. Eckstein         1996    $ 94,935     $     0       $ 20,167
Chairman and Chief          1995           0           0              0
Executive Officer           1994           0           0              0
(From May 16, 1996)

James W. France, Jr.        1996     187,500           0        408,005
Chief Executive Officer     1995     193,054           0         77,500  (4)
(Until May 15, 1996)        1994     152,962      25,000              0

J. Vance Holloway,          1996     135,911           0         18,150
President                   1995     117,291           0              0
                            1994      91,666           0              0

Edward Palmer,              1996     134,639           0         17,982
Executive Vice President-   1995     133,750           0              0
Operations                  1994     112,500           0         41,800  (5)

Philip A. Schlosser         1996      70,000      75,000 (3)     97,384
Executive Vice President-   1995      70,000           0              0
Research, and Secretary     1994      69,166           0              0

Frederick A. Niebauer       1996     120,638           0         16,134
Treasurer                   1995      75,000       2,500              0
                            1994      21,058           0              0

continued
















                        SUMMARY COMPENSATION TABLE, continued

                                  Restricted        Stock              All
Names                                Stock        Underlying          Other
                                    Awards        Warrants &     Compensation
                                       (2)         Options

Bernard H. Eckstein        1996     $ 25,000     1,122,857  (6,7,8,12) $  0
                           1995            0             0                0
                           1994            0        45,000  (6)           0

James W. France, Jr.       1996            0     1,500,000  (9)           0
                           1995            0     1,400,000  (9)           0
                           1994            0       235,000  (9)           0

J. Vance Holloway          1996       22,500     1,013,629  (7,8,10,12)   0
                           1995            0             0                0
                           1994        7,000       121,100  (10)          0

Edward Palmer              1996       22,292       529,893  (7,8,11,12)   0
                           1995            0       100,000  (11)          0
                           1994            0       104,500  (11)          0

Philip A. Schlosser        1996    $  11,667       855,400  (7,8)         0
                           1995            0             0                0
                           1994            0       317,700  (14)          0

Frederick A. Niebauer      1996       20,000       215,000  (7,8,12)      0
                           1995            0       100,000  (15)          0
                           1994            0             0                0


Notes to the SUMMARY COMPENSATION TABLE follow the table of OPTIONS AND WARRANTS GRANTED IN 1996, which is immediately below.





















The following table contains information concerning the grant of stock options and employment related options to the named executive officers listed below during the fiscal year ended December 31, 1996:

                       OPTIONS AND WARRANTS GRANTED IN 1996

                                         % of Total
                                           Options          Per
                                         Granted to        Share       Market
                            Options       Employees      Exercise       Bid
Name                        Granted        in 1996         Price       Price

Bernard H. Eckstein
            New               100,000 (6)                  $0.75       $0.906
            New                25,000 (6)                   3.00        0.688
            New                25,000 (6)                   3.00        0.688
            New               752,857 (6,7,12)              0.40        0.38
            Repriced           25,000 (8)                   0.40        0.50
            Repriced           25,000 (8)                   0.40        0.50
            Repriced           20,000 (8)                   0.40        0.50
            Repriced          100,000 (8)                   0.40        0.50
            Repriced           25,000 (8)                   0.40        0.50
            Repriced           25,000 (8)                   0.40        0.50
                            ---------
             Total          1,122,857        15.9%
                            =========

James W. France, Jr.
            New               800,000 (9)                   0.75        0.38
            New                74,533 (9)                   0.68        0.75
            Repriced          625,467 (9)                   0.68        0.75
                            ---------
             Total          1,500,000        21.2%
                            =========

J. Vance Holloway
            New               267,529 (7,12)                0.40        0.38
            New               500,000 (10)                  0.40        0.21
            Repriced          125,000 (8)                   0.40        0.50
            Repriced          121,100 (8)                   0.40        0.50
                            ---------
             Total          1,013,629        14.3%
                            =========
Edward Palmer
            New                50,000 (11)                  0.40        0.75
            New               275,393 (7,12)                0.40        0.38
            Repriced           50,000 (8)                   0.40        0.50
            Repriced           54,500 (8)                   0.40        0.50
            Repriced          100,000 (8)                   0.40        0.50
                            ---------
             Total            529,893         7.5%
                            =========

Continued

                 OPTIONS AND WARRANTS GRANTED IN 1996 - Continued

                                         % of Total
                                           Options          Per
                                         Granted to        Share       Market
                            Options       Employees      Exercise       Bid
Name                        Granted        in 1996         Price       Price

Philip A. Schlosser
            New               427,700 (7)                  $0.40       $0.38
            Repriced          100,000 (8)                   0.40        0.50
            Repriced            5,000 (8)                   0.40        0.50
            Repriced            5,000 (8)                   0.40        0.50
            Repriced            5,000 (8)                   0.40        0.50
            Repriced          312,700 (8)                   0.40        0.50
                            ---------
             Total            855,400        12.1%
                            =========

Frederick A. Niebauer
            New               115,000 (7,12)                0.40        0.38
            Repriced          100,000 (8)                   0.40        0.50
                            ---------
             Total            215,000         3.0%
                            =========
continued




























                  OPTIONS AND WARRANTS GRANTED IN 1996, continued


                              Options      Expiration       Grant Date
Name                          Granted         Date        Present Value $
                                                                  (13)
Bernard H. Eckstein
            New               100,000        01/29/01        $  37,953
            New                25,000        01/01/00            5,644
            New                25,000        01/01/01            5,644
            New               752,857        11/04/01          114,410
            Repriced           25,000        10/21/98            2,942
            Repriced           25,000        01/01/99            4,134
            Repriced           20,000        08/01/99            1,663
            Repriced          100,000        01/29/01            2,353
            Repriced           25,000        01/01/00            2,079
            Repriced           25,000        01/01/01            1,493
                            ---------                         --------
             Total          1,122,857                          178,315
                            =========                         ========

James W. France, Jr.
            New               800,000        11/04/02          117,655
            New                74,533        05/15/99           21,191
            Repriced          625,467        05/15/99            9,172
                            ---------                         --------
             Total          1,500,000                          148,018
                            =========                         ========

J. Vance Holloway
            New               267,529        11/04/01           40,656
            New               500,000        12/06/02           41,004
            Repriced          125,000        06/01/98           21,339
            Repriced          121,100        05/12/99           14,247
                            ---------                         --------
             Total          1,013,629                          117,246
                            =========                         ========
Edward Palmer
            New                50,000        06/28/01           16,685
            New               275,393        11/04/01           41,851
            Repriced           50,000        01/26/00            1,999
            Repriced           54,500        05/12/99            6,412
            Repriced          100,000        01/26/00            6,716
                            ---------                         --------
             Total            529,893                           73,663
                            =========                         ========

continued






                  OPTIONS AND WARRANTS GRANTED IN 1996, continued


                              Options      Expiration       Grant Date
Name                          Granted         Date        Present Value $
                                                                 (13)
Philip A. Schlosser
            New               427,700        11/04/01        $  64,996
            Repriced          100,000        03/01/97           13,830
            Repriced            5,000        03/01/97              692
            Repriced            5,000        03/01/98              888
            Repriced            5,000        03/01/99              964
            Repriced          312,700        05/12/99           36,788
                            ---------                         --------
             Total            855,400                          118,158
                            =========                         ========

Frederick A. Niebauer
            New               115,000        11/04/01           17,477
            Repriced          100,000        01/26/00            8,315
                            ---------                         --------
             Total            215,000                           25,792
                            =========                         ========

NOTES TO THE SUMMARY COMPENSATION TABLE AND THE TABLE OF OPTIONS AND WARRANTS GRANTED IN 1996

(1) The amounts shown as Salary in 1996 include amounts which have not been paid to each of the individuals. A detail by person is included below as well as a general description of the reasons for each deferral of payment.

Bernard H. Eckstein:
  Amount paid in cash                                     $  28,333
  Amount deferred under agreement                            40,625
  Interest on amount deferred under agreement                 1,185
  Payrolls not paid because of lack of cash                  24,792
                                                          ---------
                                                          $  94,935
                                                          =========
James W. France, Jr.:
  Amount paid in cash                                     $  72,917
  Payrolls not paid because of lack of cash                 114,583
                                                          ---------
                                                          $ 187,500
                                                          =========
J. Vance Holloway:
  Amount paid in cash                                     $  96,667
  Amount deferred under agreement                            31,250
  Interest on amount deferred under agreement                   911
  Payrolls not paid because of lack of cash                   7,083
                                                          ---------
                                                          $ 135,911
                                                          =========


Edward Palmer:
  Amount paid in cash                                     $  96,198
  Amount deferred under agreement                            30,469
  Interest on amount deferred under agreement                   889
  Payrolls not paid because of lack of cash                   7,083
                                                          ---------
                                                          $ 134,639
                                                          =========
Philip A. Schlosser:
  Amount paid in cash                                     $  64,167
  Payrolls not paid because of lack of cash                   5,833
                                                          ---------
                                                          $  70,000
                                                          =========
Frederick A. Niebauer:
  Amount paid in cash                                     $  91,042
  Amount deferred under agreement                            21,875
  Interest on amount deferred under agreement                   638
  Payrolls not paid because of lack of cash                   7,083
                                                          ---------
                                                          $ 120,638
                                                          =========

In May 1996, certain of the Company's officers agreed to defer that part of their annual compensation which exceeded $85,000 until such time as the Company's cash situation improved. As part of the agreements with these individuals (including Messrs. Eckstein, Holloway, Palmer, and Niebauer), the Company agreed to pay interest at 10% per annum on the amounts deferred, and agreed to issue an option to purchase one share of Common Stock at an exercise price of $0.40 per share and with an expiration date of five years after issuance (which options are subject to availability of authorized shares) for each dollar of salary deferred. These would total 195,000 options if such deferral continued for a year, and similar amounts annually thereafter. The amounts deferred under these agreements and the amount of interest thereon are shown above.

The Company had significant cash flow problems in 1996. Consequently, the Company did not pay the December 1996 payroll for all employees, including the current officers noted above. In addition, the Company did not pay Mr. Eckstein his salary for the period from September 16, 1996 to November 30, 1996. Also because of the cash flow problems, the Company did not pay Mr. France for one month while he was still an officer (from April 16, 1996 to May 15, 1996), nor did it pay him for his severance payroll (from May 16, 1996 to September 30, 1996) after he resigned. The total of these deferrals is shown above.

(2) Other Annual Compensation in 1996 includes $20,167 for Mr. Eckstein; $18,150 for Mr. Holloway; $17,982 for Mr. Palmer; $9,411 for Mr. Schlosser; and $16,134 for Mr. Niebauer as accrued "gross-up" taxes on a 1996 stock grant. The taxes have not been paid. The estimated value of the shares to be issued under the stock grant has been shown as Restricted Stock Awards for 1996. (The Company agreed to issue a one time stock grant to all current employees of Scriptel at June 1, 1996 equal in value to twice each employee's monthly salary, and valued at $0.75 per share. This grant approximates 244,000 shares in total. The Company also agreed to pay the employees' taxes on the stock grant, subject to the availability of cash. A charge of $311,000 was recorded in the first quarter of 1996 as the value of the grant plus taxes. No amounts have been paid under these agreements.) Shares to be issued to each named officer are: Mr. Eckstein 33,333 shares; Mr. Holloway 30,000 shares; Mr. Palmer 29,722 shares; Mr. Schlosser 15,556 shares; and Mr. Niebauer 26,667 shares.

At the year-end stock price, the values of the 1996 restricted stock awards to the individuals were as follows: Eckstein $4,667; Holloway $4,200; Palmer $4,161; Schlosser $2,178; Niebauer $3,733. All shares were immediately vested. There were no dividends on any shares.

Other Annual Compensation in 1996 also includes accrued but unpaid severance costs of $150,000 for Mr. France under his separation agreement. It also includes forgiveness of debts of $258,005 for Mr. France under his separation agreement and $87,973 for Mr. Schlosser as additional compensation for his service since the Company was founded.

(3) The Company issued 100,000 shares of Common Stock in January 1996 to Mr. Schlosser, a founder, director, and officer of the Company, as additional, bonus, compensation for his service since the Company was founded. The value of this stock, $75,000, is shown as a bonus above, and was expensed in January 1996 when it was issued.

(4) Mr. France received a one-time grant of 40,000 shares of Common Stock in 1995 per terms included in his employment contract. The fair market value of these shares at the date of the grant, $77,500, was recorded as compensation expense.

(5) Mr. Palmer's Other Compensation in 1994 was a reimbursement of his moving expenses.

(6) Mr. Eckstein received 100,000 options in January 1996 at an exercise price of $0.75 per share for consulting services rendered to the Company in its 1995 year end closing. In January 1996, he also received 25,000 options at an exercise price of $3.00 per share for his service as an outside director in 1994 and another 25,000 options at $3.00 per share for his service as an outside director in 1995. In November 1996, he received 500,000 options at an exercise price of $0.40 per share as part of his employment negotiations in May 1996. (These options were originally contingent on the availability of authorized shares; the options were issued after the stockholders had approved an increase in authorized shares at their October 1996 meeting.) See also Notes 7 and 12 for additional options granted to Mr. Eckstein in 1996, and
Note 8 for repriced options.

Mr. Eckstein received 25,000 options in 1994 at an exercise price of $3.00 per share for his service as an outside director in 1993. He also received 20,000 options in 1994 at an exercise price of $3.00 per share for consulting services in 1994.

(7) In the third quarter of 1996, the Company entered into several agreements with its officers, nine employees, and four consultants. Under these agreements, the individuals agreed to let the Company use in its current financings the authorized shares represented by a total of 2,685,647 options and warrants held by these individuals. All of such released authorized shares were used to support financings in the third quarter of 1996 (see Note 7 to the accompanying consolidated financial statements). The individuals agreed not to exercise their options and warrants until such time as authorized shares became available. These became available in October 1996 when stockholders approved an increase in authorized shares. This restriction on exercise has now been released. The Company also agreed to issue an additional option to each individual for each of the 2,685,647 authorized shares used, as soon as authorized shares became available. The additional options have an exercise price of $0.40 per share and will expire in 2001.
The options were issued in November 1996. The stock price was $0.38 per share at the date of issue. The options issued under this agreement included the following amounts to the named executive officers: Mr. Eckstein 225,000 options; Mr. Holloway 246,100 options; Mr. Palmer 254,500 options; Mr. Schlosser 427,700 options; and Mr. Niebauer 100,000 options.

(8) The Company did not have the funds to pay its employees in April, May and June 1996. To recognize the sacrifices made by the employees during this period, and to partially compensate them for their continued dedication and service, in June 1996 the Company reduced the exercise price to $0.40 per share on 1,805,700 options and warrants owned by the employees. Expiration dates were not changed. Formerly, such options and warrants carried exercise prices ranging from $0.75 per share to $4.00 per share. The repriced options included the following amounts to the named executive officers: Mr. Eckstein 220,000 options; Mr. Holloway 246,100 options; Mr. Palmer 204,500 options; Mr Schlosser 427,700 options; and Mr. Niebauer 100,000 options.

(9) Mr. James W. France, Jr., the Company's former Chairman and Chief Executive Officer, retired and resigned all his positions with the Company on May 15, 1996, citing personal reasons. The Company executed a severance agreement with Mr. France under which Mr. France was to receive a severance package of: continuation of his salary through September 1996, additional severance pay of $150,000, cancellation of all his old options (a total of 1,425,467 options including 800,000 which were subject to a separate agreement as outlined below) and issuance of new options to purchase a total of 1,500,000 shares, and cancellation of all the Company's notes receivable (approximately $158,000) and advances receivable (approximately $100,000) from Mr. France. Mr. France had separately agreed with the Company in April 1996 to cancel 800,000 of his options at an exercise price of $1.74 per share so the Company could use the released authorized shares in its current financings, subject to their reissuance at an exercise price of $0.75 per share when authorized shares became available. In October 1996 Scriptel stockholders approved an increase in authorized shares, and these 800,000 options were issued on their agreed terms. The Company repriced a total of 625,467 options from exercise prices of $1.74 to $2.00 per share to the severance contract terms of $0.68 per share. The Company also issued the remaining 74,533 options at an exercise price of $0.68 per share to bring Mr. France's total options to 1,500,000 as required in the severance agreement.

Mr. France received 400,000 options in 1995 for meeting performance objectives in his contract, and 1,000,000 options in 1995 as a replacement for options he transferred to debt holders in 1994 (see below). These were immediately vested and immediately exercisable.

In 1994 Mr. France received options and warrants to purchase 225,000 shares of Common Stock in an exchange of options with Mr. Gerald S. Jacobs, a principal stockholder. Such options and warrants were at prices ranging between $1.70 and $2.00 per share and expiring at various dates through October 2000. For no consideration to Mr. France at the time, Mr. France transferred these options and warrants to purchase 225,000 shares of Common Stock, and additional options to purchase 993,200 shares of Common Stock to note holders as an inducement to loan funds (options and warrants for 1,078,200 shares) and to Mr. Ronald Pellett, an outside independent consultant, for services rendered (options for 140,000 shares). The options and warrants transferred had exercise prices ranging from $1.70 to $2.50 per share and expire at various dates through October 2000. See above for details about a replacement for some of these options.

(10) Mr. Holloway received 500,000 options in December 1996 at an exercise price of $0.40 per share as part of his employment negotiations with the Company. See also Notes 7 and 12 for additional options granted to Mr. Holloway in 1996, and Note 8 for repriced options.

Mr. Holloway received a grant of options to purchase 121,100 shares of Common Stock as part of a distribution to all employees under the Company's Stock Option Plan in 1994. In 1995 he received no options; however the expiration date on 125,000 options he received in 1993 was extended from 1996 to 2000.

(11) Mr. Palmer received 50,000 options in 1996 at an exercise price of $0.40 as part of his employment negotiations with the Company. See also Notes 7 and 12 for additional options granted to Mr. Palmer in 1996, and Note 8 for repriced options.

In 1995, Mr. Palmer received options to purchase 100,000 shares of Common Stock as part of his employment agreement with the Company. In addition, in 1995 the expiration date on 50,000 options he received in 1994 was extended from 1997 to 2000. In 1994, Mr. Palmer received options to purchase 50,000 shares of Common Stock as part of his employment agreement with the Company. He also received a grant of options to purchase 54,500 shares of Common Stock as part of a distribution to all employees under the Company's Stock Option Plan.


(12) Certain of the named executive officers received options in 1996 as part of an agreement to defer part of their salaries (see Note 1). These options were issued in November 1996 for salary deferred through October 15, 1996:
Mr. Eckstein 27,857 options; Mr. Holloway 21,429 options; Mr. Palmer 20,893 options; and Mr. Niebauer 15,000 options. Additional amounts will be granted to the officers based on the amount of salary deferred from October 16, 1996 to date.

(13) In late 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Compensation" (SFAS-123). The Company adopted this statement in 1996. SFAS-123 requires use of a specific method of valuing options. The Company uses the binomial pricing method of valuing the options and warrants it issued or modified.
This method is one of the accepted methods in SFAS-123. The Company used the following assumptions for the 1996 valuations: expected volatility of the Company's stock price - 90%; risk free rate of return - 6%; stock price - closing bid price on the date of grant; dividend yield - none; expected life - actual option term in years (generally five to six years); vesting - immediate. After calculating value under the binomial pricing method, the Company discounts the result by 50% to take into account the combined effects of restrictions on the sale of the stock (the SEC's "Rule 144" restrictions) and the lack of an established market for the stock. For options which are repriced during the year, the Company calculates the net value of the option given up, under the old terms, and the reissued option, under the new terms. The present values for each option to management which was issued or repriced in 1996 are shown above.

(14) Mr. Schlosser received 317,700 options in 1994 as part of a distribution to all employees under the Company's Stock Option Plan. See also Note 7 for additional options granted to Mr. Schlosser in 1996, and Note 8 for repriced options.

(15) Mr. Niebauer received 100,000 options in 1995 as part of his employment agreement with the Company. See also Notes 7 and 12 for additional options granted to Mr. Niebauer in 1996, and Note 8 for repriced options.

End of footnotes to the SUMMARY COMPENSATION TABLE and table of OPTIONS AND WARRANTS GRANTED IN 1996.

The following table contains information concerning the exercise of stock options and employment related options and information on unexercised stock options and warrants held as of the end of fiscal year 1996 by the named executive officers:

          OPTION AND WARRANT EXERCISES AND YEAR-END VALUE TABLE

                                                                    Value of
                                           Number of Unexercised   Unexercised
                      Shares                Options & Warrants    In-the-money
                     Acquired              --------------------    Options and
                        on       Value                   Non-      Warrants at
Name                 Exercise  Realized  Exercisable  Exercisable  December 31
                                                                     1996 (1)

Bernard H. Eckstein       0      $  0       972,857            0      $  0

James W. France, Jr.      0         0     1,500,000            0         0

J. Vance Holloway         0         0     1,013,629            0         0

Edward Palmer             0         0       529,893            0         0

Philip A. Schlosser       0         0       855,400            0         0

Frederick A. Niebauer     0         0       215,000            0         0

(1) The average of the bid and asked prices at December 31, 1996 was $0.145. Value equals the difference between the average of the bid and asked price and the exercise price.

EMPLOYMENT CONTRACTS

Bernard H. Eckstein, the Company's Chairman and Chief Executive Officer, is serving in that capacity without an employment contract. The Board of Directors set the compensation of Mr. Eckstein at an annual base salary of $150,000 beginning on May 16, 1996.

James W. France, Jr., former Chairman, President and Chief Executive Officer, had an employment contract which expired September 1, 1995. On September 1, 1995, after his contract expired, the Board set Mr. France's salary at $250,000 per year on a month-to-month basis. Mr. France remained in the same capacity without a contract, until he resigned from all positions with the Company on May 15, 1996. See Note 9 to the SUMMARY COMPENSATION TABLE and table of OPTIONS AND WARRANTS GRANTED IN 1996.

J. Vance Holloway entered into a three year contract with the Company on June 1, 1993, which expired in June 1996. In 1996, this contract was extended for another two years. Mr. Holloway received 125,000 options as his total compensation from June 1, 1993 to March 1, 1994, at which time he began to receive an annual base salary of $110,000 per year. His salary increased to $135,000 per year effective September 16, 1995, and it has remained at that level. Mr. Holloway is entitled to receive annual options to purchase 5,000 shares of Common Stock at a price of $4.00 per share; to date the Board of Directors has not formally granted these options. Mr. Holloway received 5,000 shares of Common Stock as additional compensation in 1994.

Edward Palmer entered into a three-year employment agreement with the Company commencing January 1, 1994. Under the agreement, Mr. Palmer received a base annual salary of $100,000 until July 1, 1994 at which time his annual base salary increased to $125,000 per year. Effective January 1, 1995, his salary was set at $133,750 per year, and it has remained at that level. The agreement provided for the granting of options to purchase 50,000 shares of Common Stock in January 1994 at a price of $1.75 per share, and further provided for a grant of options to purchase 100,000 shares of Common Stock at a price of $2.50 per share exercisable one third per year for each year of the contract. Mr. Palmer's contract expired December 31, 1996, and he is now serving in the same capacity without a contract.

Philip A. Schlosser had an employment contract with the Company, which expired in 1995. He continued to serve in the same capacity without a contract at a base annual salary of $70,000.

Frederick A. Niebauer started with the Company in September 1994. Mr. Niebauer has an employment contract with the Company, which expires in September 1997. Under the contract, his base pay was set at $75,000 per year, and it remained at that level through 1995. On January 1, 1996, his salary was increased to $120,000 per year. His contract requires an increase of at least 5% as of January 1, 1997. To date, this increase has not gone into effect. The contract required a grant of 100,000 options at $3.00 per share, which were issued to Mr. Niebauer in January 1995.




The following table contains information concerning the repricing of all options or warrants to any executive officer during the last ten years (see
Note 8 to the SUMMARY COMPENSATION TABLE AND THE TABLE OF OPTIONS AND WARRANTS GRANTED IN 1996):

                      TEN-YEAR OPTION REPRICINGS
                                                                    Length of
                        Number of          At time                   Original
                        Securities      of Repricing               Option Term
                        Underlying      or Amendment              Remaining at
                         Options      ----------------    New        Date of
                        Repriced or   Market  Exercise  Exercise  Repricing or
Name            Date    Amended (#)   Price    Price     Price      Amendment
-----------  ---------  -----------   ------  -------   -------   ------------

Bernard H.    06/04/96      25,000    $0.50    $2.25     $0.40      2 years
 Eckstein     06/04/96      25,000     0.50     3.00      0.40      3 years
              06/04/96      20,000     0.50     3.00      0.40      3 years
              06/04/96     100,000     0.50     0.75      0.40      5 years
              06/04/96      25,000     0.50     3.00      0.40      4 years
              06/04/96      25,000     0.50     3.00      0.40      5 years

James W.      06/28/96      16,800     0.75     1.70      0.68      2 years
 France, Jr.  06/28/96       8,667     0.75     2.00      0.68      3 years
              06/28/96     600,000     0.75     1.74      0.68      4 years
 (in 1992)    09/01/92      96,667     3.50     2.50      2.50      2 years

J. Vance      06/04/96     125,000     0.50     1.75      0.40      2 years
 Holloway     06/04/96     121,100     0.50     2.25      0.40      3 years

Edward        06/04/96      50,000     0.50     1.75      0.40      4 years
 Palmer       06/04/96      54,500     0.50     2.25      0.40      3 years
              06/04/96     100,000     0.50     2.50      0.40      4 years

Philip A.     06/04/96     100,000     0.50     1.69      0.40      1 year
 Schlosser    06/04/96       5,000     0.50     4.00      0.40      1 year
              06/04/96       5,000     0.50     4.00      0.40      2 years
              06/04/96       5,000     0.50     4.00      0.40      3 years
              06/04/96     312,700     0.50     2.25      0.40      3 years

Frederick A.  06/04/96     100,000     0.50     3.00      0.40      4 years
 Niebauer

Robert G.     06/04/96      35,337     0.50     1.50      0.40      1 year
 Kable        06/04/96     120,000     0.50     1.69      0.40      1 year
              06/04/96      10,600     0.50     2.25      0.40      3 years
              06/04/96       5,000     0.50     4.00      0.40      1 year
              06/04/96       5,000     0.50     4.00      0.40      2 years
              06/04/96       5,000     0.50     4.00      0.40      3 years
              06/04/96     328,000     0.50     2.25      0.40      3 years
  (in 1989)   09/26/89      10,600     2.00    11.88      2.25      5 years

Jack A.       06/04/96     100,000     0.50     3.00      0.40      4 years
 Salvato
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Bernard H. Eckstein served as the sole member and chairman of the Compensation Committee of the Board of Directors from January 1, 1996 to May 15, 1996 on which date he became Chairman and Chief Executive Officer of the Company. The Company does not currently have a Compensation Committee as it has no outside directors. In the absence of any outside directors from May 1996 to date, the full Board of Directors reviews compensation issues. The Board is composed of Mr. Eckstein, Mr. Holloway, and Mr. Schlosser.

In January 1996, Mr. Eckstein received options to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share for consulting services rendered to the Company in its 1995 year-end closing. The options were approved by the Board of Directors, with Mr. Eckstein abstaining. In June 1996, the Company committed to issue to Mr. Eckstein, as part of his employment negotiations, options to purchase 500,000 shares of Common Stock at an exercise price of $0.40 per share and which will expire five years after issuance. Issuance of these options was contingent on the availability of authorized shares. The options were issued in November 1996, after stockholders approved an increase in authorized shares. The Board of Directors also set the compensation of Mr. Eckstein at an annual base salary of $150,000 beginning on May 16, 1996. Mr. Eckstein abstained from voting on all Board proposals relating to his compensation.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

General

The Compensation Committee has general authority to review the Company's employee and management compensation practices, to monitor compliance, and to recommend changes to those practices. The Compensation Committee also administers the Company's 1993 Stock Option Plan. The Compensation Committee has final review and approval of the terms and conditions of the Company's Pay for Performance Plan. The Compensation Committee establishes objectives for the Company's CEO and meets privately to evaluate his performance and recommends changes to his compensation which are then brought to the full board for approval. The Compensation Committee has no authority with respect to the granting of options to directors eligible to receive stock options under the 1993 Stock Option Plan. In general, the CEO establishes compensation for all other senior executives with guidance from the Compensation Committee.

Pay for Performance Plan

The Company's Pay for Performance Plan applies to all officers of the Company, officers of its subsidiaries, and certain management positions as designated by the presidents of the individual operations. The purpose of the plan is to provide contingent benefits to employees to reflect their contributions to the Company and to serve as an incentive to contribute to future Company success. The Pay for Performance Plan balances financial incentives with a combination of near term cash bonuses and long term stock options.

Quantitative factors in the Pay for Performance Plan include revenue and income measurements as compared to the company's business plan. Cash bonuses are paid based on attainment of specified percentages of Pay for Performance Plan revenues and income. The Pay for Performance Plan also includes qualitative measurements based on evaluation of customer satisfaction, timely and accurate forecasting and reporting, and other factors. Stock options are used to compensate individuals for their qualitative performance.

No bonuses or options were granted under the Pay for Performance Plan in 1996.

Stock Options

A stock option permits the holder to buy shares of Company Common Stock at a specific price during a specific time period. As the prices of Company stock rises, the option increases in value. The Company has a stock option plan permitting the Committee to award stock options to executive officers, other key employees of the Company, and to consultants who perform significant valuable services. The intent of such awards is to provide the recipient with an incentive to perform at levels that will result in better Company performance and enhanced stock values.

Whether or not an option grant is made and the size of any particular grant depends on the committee's subjective evaluation of performance and input from senior executives. In some cases, stock options are used to attract and retain key employees of the Company or to compensate consultants in lieu of cash for services rendered.

During 1996 several employees, including all of the named executive officers, were granted stock options based on their individual employment negotiations and other agreements.

Chief Executive Officer Compensation

The Board of Directors set the compensation of Mr. Eckstein at an annual base salary of $150,000. He is serving without a contract. The Board feels that this level of compensation is justified because of the Company's continuing financial difficulties. In fact, the Board considers Mr. Eckstein's compensation to be well below the level given to CEOs by other companies in similar circumstances. Mr. Eckstein has provided leadership in arranging new financing for the Company and in moving Scriptel closer to its goals.

Effective September 1995, Mr. France's annual base salary was set at $250,000. In providing this increase, the Compensation Committee at that time considered that, under Mr. France's leadership, the Company had met several milestones in its development. Among these were the evolution of the WriteTouch (TM) chip through fabrication, the ongoing relationship with Samsung, recruitment of key senior staff, and continued new financings under challenging circumstances. Mr. France had two loans payable to the Company for shares purchased in 1992. The Compensation Committee agreed in 1994 to cease his current monthly payments on the notes, and to restructure the notes to require a balloon payment of the principal and accrued interest on December 31, 1995. The Compensation Committee believed this would help Mr. France focus his energies on the Company's objectives. (In May 1996, Mr. France resigned all positions with the Company. As part of his separation agreement, all notes and advances receivable were forgiven.)


By the Board of Directors:
Bernard Eckstein (former Chairman of the Compensation Committee, and sole member until May 1996), Director
J. Vance Holloway, Director
Philip A. Schlosser, Director


Performance Graph

The following performance graph compares the cumulative total return (change of the bid stock price) of the Company's Common Stock for the five year period from December 31, 1991 through December 31, 1996 with the S&P Small Cap Index and the S&P Computer Systems Index. The graph assumes that the value of the investment in the Company's Common Stock and each index was $100 at December 31, 1991 and that all dividends, if any, were reinvested. The comparisons are not intended to forecast or be indicative of possible future performance of the Company's stock.

An approximation of the performance line graph is shown below. A line graph cannot be presented in electronic filing format. The data points are shown below the graph.

         Comparison of Five Year Cumulative Stockholder Return 250 :-------------------------------------------------------
D     :
      :
O     :
      :
L 200 :-------------------------------------------------IIII--
      :                                              III
L     :                                            II
      :                                          II       CC
A     :                                       III       CC
  150 :------------------------------------III--------CC------
R     :                  IIIIII         III         CC
      :             IIIII      IIIIIIIII          CC
S     :         IIII                           CCC
      :     IIII                            CCC
  100 :--SCI----------------------------CCCC------------------
      :   SCCC                      CCCC
      :    SS CCC              CCCCC
      :      S   CCCCCCCCCCCCCC
      :       S
   50 :--------S--------SSSSSSSSSSSSSSSSSSS-------------------
      :         SS   SSS                   SS
      :           SSS                        SS
      :                                        SS
      :                                          SSSSSSSSSS
    0 :--+---------+---------+---------+---------+---------S--
       1991      1992      1993      1994      1995      1996

S = Scriptel;  I = S&P Small Cap Index;  C = S&P Computer Systems Index


Data Points:
December 31,          1991      1992      1993      1994      1995      1996

Scriptel             100.00     32.14     51.86     51.86      9.00      2.00
S&P SmallCap Index   100.00    119.44    140.45    132.26    170.08    204.33
S&P Computer Systems
Index                100.00     70.51     71.89     91.86    119.93    165.82

PART III, ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

As of December 31, 1996, the Company had 42,299,512 shares of Common Stock issued and outstanding and an additional 47,161,967 shares reserved for issuance upon the exercise of existing options and warrants, the conversion of convertible promissory notes, and other contractual commitments. The address of each person, unless otherwise indicated, is c/o of the Company:

MANAGEMENT (at December 31, 1996):
                                           Shares
                       Shares Owned     Issuable Upon      Total    Percent of
Names                      (4)           Exercise Of      Shares    Class (2)
                                          Warrants &
                                          Options (1)

Bernard H. Eckstein       71,326           972,857        1,044,183     2.4%

James W. France, Jr.(3)   46,767         1,500,000        1,546,767     3.5%

J. Vance Holloway         60,500         1,013,629        1,074,129     2.5%

Edward Palmer             29,722           529,893          559,615     1.3%

Philip A. Schlosser      115,556           855,400          970,956     2.2%

Frederick A. Niebauer     28,667           215,000          243,667       *


All Executive Officers and
Directors as a Group
(8 persons)              591,375         6,311,625        6,903,000    14.2%

*   Less than 1%.

(1) Includes options and warrants exercisable within 60 days following March 15, 1997.

(2) In calculating the percentage of ownership, in accordance with SEC rules, the denominator includes number of shares outstanding plus shares issuable to the individual or group whose percentage is being calculated. The numerator also contains shares issuable to the individual or group whose percentage is being calculated.

(3) Resigned May 15, 1996.

(4) Includes shares which will be issued as part of a grant to all employees in June 1996. These include 33,333 shares for Mr. Eckstein; 30,000 shares for Mr. Holloway; 15,556 shares for Mr. Schlosser; 29,722 shares for Mr. Palmer; 26,667 shares for Mr. Niebauer; and 174,115 shares for executive officers and directors as a group.


SIGNIFICANT STOCKHOLDERS (at December 31, 1996):

                                   Shares         Shares
                                  Issuable       Issuable
                                    Upon           Upon                Percent
                       Shares    Exercise Of     Exercise    Total        Of
Names & Addresses       Owned    Convertible        Of       Shares     Class
                                    Notes        Warrants                (2)
                                                & Options

Walter T. Krumm
4951 Gulfshore Blvd.
Naples, FL 33940      8,741,616          0      5,669,332  14,410,948   30.0%

Gerald S. Jacobs (1)
6480 Busch Blvd.
Columbus, OH 43229      268,872    171,200      7,746,000   8,186,072   16.3%

M & M Capital Management
P.O. Box 309
Georgetown
Grand Cayman, Cayman
Islands, BWI          3,333,333          0              0   3,333,333    7.9%

(1) Includes shares held by Standard Energy Company, of which Mr. Jacobs is President and sole stockholder.

(2) In calculating the percentage of ownership, in accordance with SEC rules, the denominator includes number of shares outstanding plus shares issuable to the individual or group whose percentage is being calculated. The numerator also contains shares issuable to the individual or group whose percentage is being calculated.


PART III, ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information in response to this Item 13 is included in Notes 3, 6, 7, 8, 9, 13, 14, 15, 16, and 18 to the accompanying consolidated financial statements for the year ended December 31, 1996.


PART IV - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial statements, footnotes, and accountants opinions are included herein in PART II, ITEM 8.

(a)(2) Schedule II - "Valuation and qualifying accounts" for the years ended December 31, 1996, 1995 and 1994 is included in PART II, ITEM 8.

(a)(3) The exhibits filed herewith are included in PART IV, ITEM 14(c) below.

(b) The Company filed the following reports on Form 8-K in the fourth quarter of 1996:

Form 8-K dated November 13, 1996 related to settlement of a lawsuit, the substance of a press release, and sales of equity securities pursuant to the provisions of Regulation S.

Form 8-K dated December 16, 1996 related to sales of equity securities pursuant to the provisions of Regulation S.

Form 8-K dated December 19, 1996 related to sales of equity securities pursuant to the provisions of Regulation S.

Form 8-K dated December 31, 1996 related to disposition of a majority interest in Coloray, and notice of the conversion of debt to 7,723,994 shares of common stock by Walter Krumm.

In addition to those filed in the fourth quarter of 1996, the Company filed a Form 8-K dated January 22, 1997 related to sales of equity securities pursuant to the provisions of Regulation S.

(c) The index to exhibits begins on page    .

(d) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Scriptel Holding, Inc.

By: /s/ Bernard H. Eckstein
   Bernard, H. Eckstein, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                      Date


/s/ Bernard H. Eckstein
Bernard H. Eckstein                March 26, 1997
Director, and Chairman and Chief Executive Officer


/s/ J. Vance Holloway
J. Vance Holloway                  March 26, 1997
Director, and President and Chief Operating Officer


/s/ Philip A. Schlosser
Philip A. Schlosser                March 26, 1997
Director, and Executive Vice President-Research, and Secretary


/s/ Frederick A. Niebauer
Frederick A. Niebauer              March 26, 1997
Treasurer (Principal Financial and Accounting Officer)


















PART IV, ITEM 14(c) - INDEX TO EXHIBITS

The following Exhibits are filed herewith and made a part hereof:
                                                                  Sequential
                                                              Page Number or
                                                                Reference to
Exhibit                                                        Incorporation
Number    Description                                           By Reference

3(a)    Amended and Restated Articles of Incorporation              Ref.(7)
         of Scriptel Holding, Inc.

3(b)    Amended By-Laws of Scriptel Holding, Inc.                   Ref.(1)

4(a)    Specimen form of Common Stock Certificate                   Ref.(1)

4(b)    Form of Convertible Promissory Note and related Warrant     Ref.(1)

4(c)    Form of Patent Pledge Agreement between Scriptel and
         various lenders                                            Ref.(4)

4(d)    Secured Loan and Warrant Agreement between Registrant
         and Finance Tech, Inc., dated as of November 1, 1991       Ref.(1)

4(e)    Agreement between Scriptel and CommTech International
         and CommTech Technology Partners IV, dated as of
         December 31, 1993                                          Ref.(2)

4(f)    Stock Purchase Agreement between Scriptel and Samsung
         Display Devices Co., LTD.                                  Ref.(2)

4(g)    Letter agreement extending term of Secured Loan from
         Finance Tech                                               Ref.(4)

4(h) to 4(m)  (Intentionally left blank)

4(n)    Sample letter on reduction in option and warrant price.     Ref.(9)

4(o)    Letter agreement dated September 21, 1995 as amended
         February 29, 1996, between Scriptel Holding, Inc.,
         Standard Energy Company, and Gerald S. Jacobs,
         an individual.                                             Ref.(10)

4(p)    Letter agreement dated February 29, 1996 between
         Scriptel Holding, Inc., Standard Energy Company,
         and Gerald S. Jacobs, an individual.                       Ref.(10)

4(q)    Form of letter agreement on surrender of options
         or warrants                                                Ref.(14)

4(r)    Letter agreement dated March 29, 1996 between
         Scriptel Holding, Inc., Standard Energy Company,
         and Gerald S. Jacobs, an individual.                       Ref.(15)

4(s)    Letter from Kevin Woodbridge, approved by the Board
         on April 4, 1996.                                          Ref.(15)

4(t)    Form of convertible debenture dated December 16, 1996       Page

4(u)    Promissory note of Scriptel Holding, Inc. payable to
         Mission Court Properties, Inc., dated September 20, 1996   Page

10(a)   (Intentionally left blank)

10(b)   Letter Agreement, Cognovit Promissory Note, Security
         Agreement, and Patent Pledge Agreement relating to
         $450,000 loan to the Company to facilitate Coloray
         acquisition and related transfer of 28.8% of the
         Coloray stock.                                             Ref.(3)

10(c)   NCR Joint Technology Development Agreement dated
         July 28, 1992.                                             Ref.(1)

10(d)   Hardware Development and Technology Licensing Agreement
         between Apple Computer and Registrant as of
         November 1, 1991.                                          Ref.(1)

10(e)   1996 amendment to employment agreement with J. Vance
        Holloway, President of the Company                          Page    *

10(f)   Employment Agreement with J. Vance Holloway, President
         of Scriptel Corporation.                                   Ref.(4) *

10(g)   Employment Agreement with James W. France, Jr.,             Ref.(1) *
         President of the Company, as amended.                      Ref.(5) *

10(h)   Form of Employment Agreement with other officers.           Ref.(1) *

10(i)   (Intentionally left blank)

10(j)   1993 Stock Option Plan                                      Ref.(6) *

10(k)   1996 amendment to the 1993 Stock Option Plan                Page    *

10(l) and 10(m)  (Intentionally left blank)

10(n)   Development Agreement and License with Xetron
         Corporation.                                               Ref.(4)

10(o)   Employment Agreement between the Company and
         C. Edward Palmer III, Vice President and Chief
         Information Officer.                                       Ref.(4) *

10(p)   Amended and restated USDC Participation Agreement
         dated May 11, 1994 between the U.S. Display Consortium
         and Coloray Display Corporation                            Ref.(8)

10(q)   Cooperative Research and Development Agreement
         No. SC92/01148 between Sandia Corporation and
         Coloray Display Corporation, dated April 19, 1994          Ref.(8)

10(r)   Cooperative Research and Development Agreement
         No. 94- MULT-350-FP between several organizations and
         Coloray Display Corporation, dated December 19, 1994.      Ref.(8)

10(s)   Cooperative Research and Development Agreement
         No. SC94/01240 between two organizations and Coloray
         Display Corporation, version of January 26, 1994.          Ref.(8)

10(t)   Agreement to sell Ampsco Corporation's real estate to
         American Energy Services, Inc., dated June 30, 1995.       Ref.(11)

10(u)   License Agreement between SRI International and
         Coloray Display Corporation.                               Ref.(12)

10(v)   Stock Purchase Agreement, dated April 4, 1996 by
         1896, Inc., the buyer, and Scriptel Holding, Inc.,
         the seller, for the purchase of all of Ampsco
         Corporation's common stock, and related documents.         Ref.(15)

10(w)   Investment banking relationship agreement with Everest
         Securities, Inc.                                           Ref. (17)

10(x)   Securities Exchange Agreement between Scriptel Holding,
         Inc. and Walter T. Krumm, dated December 31, 1996          Ref. (16)

10(y)   Employment agreement between the Company and Frederick
         A. Niebauer, Treasurer                                     Page    *

16      Letter regarding change in certifying accountant            Ref. (13)

21      Subsidiaries of Scriptel Holding, Inc.                      Page

23(a)   Consent of Norman, Jones, Enlow & Co.  NOT FILED WITH THIS 10-K
                                              TO BE FILED BY AMENDMENT
23(b)   Consent of Coopers & Lybrand, L.L.P.   NOT FILED WITH THIS 10-K
                                              TO BE FILED BY AMENDMENT
27      Financial Data Schedule                                     Page

--
(1) Incorporated by reference to exhibit with same number filed with Form 10-SB, declared effective November 22, 1992 (SEC File No. 0-20271)

(2) Incorporated by reference to exhibit with same number filed with Form 8-K on February 24, 1994 (SEC File No. 0-20271)

(3) Incorporated by reference to exhibit with the same number filed with Form 10- KSB for the year ended December 31, 1993. (SEC File No. 0-20271)

(4) Incorporated by reference to exhibit with a Registration Statement declared effective February 13, 1995 (Registration No. 33-81406)

(5) Incorporated by reference to exhibit with the same number filed with Form 10-QSB on November 14, 1994.

(6) Incorporated by reference to exhibit with the same number filed with Form 10-KSB for the year ended December 31, 1993.

(7) Incorporated by reference to exhibit with the number EX-3.(i) filed with Form 10-Q for the period ended September 30, 1996 (SEC File No. 0-20938).

(8) Incorporated by reference to exhibit with the same number filed with Form 10-KSB/A for the year ended December 31, 1994 (SEC File No. 0-20271).

(9) Incorporated by reference to exhibit with the same number filed with Form 10-Q for the period ended September 30, 1995 (SEC File No. 0-20271).

(10) Incorporated by reference to exhibit with the same number filed with Form 8-K dated September 21, 1995 (SEC File No. 0-20271).

(11) Incorporated by reference to exhibit with the same number filed with Form 8-K dated July 27, 1995 (SEC File No. 0-20271).

(12) Incorporated by reference to exhibit with the same number filed with Form 10-Q for the period ended June 30, 1995 (SEC File No. 0-20271)

(13) Incorporated by reference to exhibit with the same number filed with Form 8-K/A dated August 14, 1995 (SEC File No. 0-20271).

(14) Incorporated by reference to exhibit with the same number filed with Form 10-K for the year ended December 31, 1995 (SEC File No. 0-20271).

(15) Incorporated by reference to exhibit with the same number filed with Form 8-K dated April 4, 1996 (SEC File No. 0-20271).

(16) Incorporated by reference to exhibit with the same number filed with Form 8-K dated December 31, 1996 (SEC File No. 0-20938).

(17) Incorporated by reference to exhibit with the same number filed with Form 10-Q/A for the period ended March 31, 1996 (SEC File No. 0-20271).

* Indicates management contract or compensatory plan or arrangement.















PART II, ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SCRIPTEL HOLDING, INC. AND SUBSIDIARIES

OVERVIEW

The Company has been in the research, development, and ultimately the manufacturing and licensing business of pen-based computing products for over ten years, through its wholly owned subsidiary, Scriptel Corporation.
However, the marketplace has only recently begun focusing on and identifying broad based applications for pen-based computers, an area in which the Company views its proprietary technology as critical and in which management considers Scriptel primarily an early stage company. In May 1996, the Company began shipping development kits to potential customers of its cordless pen/touch digitizer subsystem. As the market continues to develop and pen-based applications become more common, Scriptel's focus is expected to shift from one principally based on the development of pen-based computer components to commercialization of these products. Based on current marketing forecasts of original equipment manufacturers ("OEM") and licensee shipments and, in part, upon the growth forecasted by industry experts for the pen-based computer markets, management believes Scriptel will experience revenue growth associated with its pen-based operating activities commencing in 1997. The Company has received notice from two OEMs that those manufacturers will use the Company's patented WriteTouch (TM) technology in their new computer notebook and tablet applications. Due to the anticipated cost associated with the completion of the research and development of the Company's products and the ramp up of production, management cannot predict when the Company will achieve profitable operations on a consolidated basis.

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

In 1994 the Company acquired a majority of the outstanding shares of Coloray, a company engaged principally in researching and developing flat-panel field emission displays (FEDs) for use in conjunction with computers and other sophisticated electronic applications. Although management believes expanded growth of Coloray is desirable, it believes that the Company cannot continue to fund research and development for Coloray, and overall returns to shareholders will be higher by concentrating its limited financial resources on the pen computer market. This is one of the reasons that in March 1996, the Company decided to close down its Coloray operation and in December 1996 its investment in Coloray dropped below 50%. Coloray is no longer a consolidated subsidiary. This is more fully described in the notes in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996

The consolidated statements of operations for the Company and its subsidiaries include the results of operations for Coloray since date of acquisition in April 1994 until the investment in Coloray dropped below 50% in December 1996.

                                1996               1995             1994

Sales                        $ 512,000          $ 230,000       $ 205,000
Licensing and
 development fees                   --            201,000         178,000
                              --------           --------         -------
Total revenues               $ 512,000          $ 431,000       $ 383,000
                              ========           ========        ========
Percent change from
the prior year                 18.8%               12.5%          (59.7%)

The Company operates as a single business segment, providing computer peripheral equipment to OEMs. The Company increased its sales of current products in 1996 and 1995 due to higher demand for Scriptel's glass panels for pen-based computer systems. In 1993 the Company had $500,000 of licensing revenues which was not repeated in 1994. The $500,000 of licensing fee revenues in 1993 resulted from the expiration of license conversion rights relating to an OEM customer of Scriptel. Development fees in 1994 and 1995 stemmed from partial funding of Coloray development efforts by outside companies. There were no development fees in 1996.

                                   1996              1995          1994
Cost of Sales                    $410,000         $360,000      $615,000
Percent change
from the prior year                13.9%           (41.5%)         5.9%

The year-to-year fluctuations in cost of sales generally follow the change in revenues. In 1995, Scriptel scrapped the inventory of a product line which had been terminated. The net cost of $60,000 was expensed as cost of sales in 1995. Scriptel recorded a similar charge in 1994. Since Scriptel's activities have been principally oriented to research and development, gross margins have remained relatively low due to the unabsorbed burden caused by the minimal level of manufacturing volume and the direct costs of excess capacity.

                                          1996            1995         1994

General and administrative expenses   $6,125,000      $3,708,000   $6,809,000
Sales and marketing expenses             214,000         258,000      320,000
Research and development expenses      4,048,000       5,117,000    7,368,000

In 1994, general and administrative expenses increased substantially. This increase was due principally to addition to the Company's management, increased use of outside consultants, and the inclusion of the general and administrative expenses of Coloray for the period since acquisition. During late 1993 and early 1994, the Company substantially broadened its executive and supporting staffs to meet the increased management demands related to the acquisition of Coloray and the anticipated emergence of the pen-based computing market place. During this period, the Company added several senior officers and supporting staffs. The Company also increased its use of outside consultants in this period to hire the staff, evaluate the Company's products and its competitors' products, and to perform financial public relations services. Certain members of management, employees and certain outside consultants received stock, compensatory stock options, or repriced stock options to attract them to the Company or to pay for their services. The fair value of the stock or options at the date of issuance, $2,492,000 in 1996, $180,000 in 1995, and $2,001,000 in 1994, was expensed when all restrictions had lapsed. The 1996 administrative expenses also include $400,000 of costs on the closure of Coloray, $353,000 of severance costs, and $220,000 of legal costs or costs of lawsuit settlements. The Company lowered its general and administrative expenses in late 1995 by reducing staff at Coloray and Scriptel, and reducing use of consultants.

Sales and marketing expenses have been reduced in 1994, 1995 and 1996.

Research and development expenses have increased significantly in the last few years. Most of the amounts reported in 1996 and 1995 related to the research efforts of Coloray. The Company expanded its development efforts in pen-based computer technologies and, with the Coloray acquisition, entered FED research. Management anticipates that such costs will continue for Scriptel, but Coloray's ongoing costs have now dropped to zero. Research and development expenses also include unfunded costs of research agreements with Xetron (by Scriptel) and SRI (by Coloray), and Cooperative Research and Development Agreements (by Coloray). Cash payments on research and development will increase, as the Company funds Scriptel's research agreement obligations. In 1995, the Company expensed $425,000 of fair value of stock options issued to research and development consultants. In 1996, Coloray accrued the full remaining $2,036,000 of Coloray's research commitments as part of the costs of closure of Coloray. The Company is working on reducing these commitments. Approximately $3,357,000 of the costs associated with the acquisition of Coloray in 1994 related to purchased research and development projects in progress which were charged to expense at the date of acquisition.


                              1996                1995             1994

Other Expenses            $5,679,000         $5,182,000         $1,496,000

Other expenses include interest expense of $1,156,000, $1,967,000, and $1,261,000 in 1996, 1995, and 1994, respectively. Other expense also includes finance costs of $4,255,000 in 1996, $2,958,000 in 1995 and $636,000 in 1994.
Interest expense reflects high levels of debt financing and, in 1995 and 1994, included $720,000 and $880,000, respectively, related to the value of options transferred to noteholders as an inducement for them to loan funds to the Company or as additional interest compensation. Interest expense in 1996 included stated interest of $242,000 on new demand notes totaling $672,000 of principal. Finance expenses in 1994 related principally to the transfer of a 28.8% interest in Coloray to the noteholders who financed part of the acquisition. (See Note 15 to the accompanying financial statements). Finance expenses in 1996 and 1995 included $2,193,000 and $720,000, respectively, in value of stock or options surrendered as compensation on new financing. They also included cash costs of new financing, and $1,502,000 in 1996 and $2,256,000 in 1995 as the difference in value at the date of the transaction or at the date of conversion between conversion prices on debentures and notes issued in 1996 or 1995 and the market price of the Company's common shares.

Income from minority interest of $65,000 in 1995 and $517,000 in 1994 represents the portion of the net loss of Coloray from the date of acquisition through year end that is allocable to the minority stockholders of Coloray. Early in 1995, minority interest was reduced to zero; therefore, during the remainder of 1995 and until December 1996, the Company incurred 100% of the losses of Coloray in its consolidated statement of operations.

In 1996 the Company sold Coloray's property and equipment at auction, and eliminated its leasehold improvements, resulting in a loss from disposition of assets of approximately $300,000. The Company also recognized a $105,000 gain from sale of its Ampsco subsidiary in 1996. In 1995 the Company sold Ampsco's land and buildings to a related party (see Note 7) and issued 700,000 warrants to the buyer of the property as part of the sale. The value of the warrants, $350,000, is the primary component of the loss on sale of assets of $323,000 in 1995.

                                           1996           1995          1994

Discontinued operations:
  Loss from operation of Ampsco            $   --     $(507,000)    $(705,000)
  Loss on disposal of Ampsco                   --      (448,000)           --
                                           ------      --------     ---------
Total loss from discontinued operations    $   --     $(955,000)    $(705,000)
                                           =======     =========     =========

Ampsco has had continuing losses from operations since acquisition, and at December 31, 1995 had an accumulated deficit in stockholders equity of approximately $2.2 million. The Company determined that it could not fund the required repairs and capital improvements needed for Ampsco to remain competitive and become profitable. Because of this, and to cut the ongoing losses and to focus the Company on the computer peripheral segment, in April 1996 the Company sold all of the Common Stock of Ampsco to a related party. See Note 18 to the accompanying consolidated financial statements for a more complete description of the transaction.

The Company has treated the sale as a discontinued operation. Consequently, Ampsco's results are excluded from the accompanying balance sheet at December 31, 1996 and 1995 and from the loss from continuing operations shown on the accompanying statements of operations for 1996, 1995 and 1994. The Company recorded a loss of $448,000 on the disposal of Ampsco primarily because the Company was contractually liable on certain of Ampsco's debts. The loss from operations of Ampsco in 1995 included a loss of $286,000 from sale of Ampsco's land and buildings in 1995.


Extraordinary Item:

In December 1996, the Company's investment in Coloray dropped below 50% and Coloray ceased to be a consolidated subsidiary. The Company recognized an extraordinary gain of $4,017,000 in 1996 because of elimination of Coloray's separate liabilities from the December 31, 1996 balance sheet. This was primarily due to the elimination of Coloray's payables to SRI, on CRADAs, and on its notes and accounts payable. See Note 15 to the accompanying consolidated financial statements for a more complete description.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition, the risk of liquidation if its current financing efforts are unsuccessful, and its severe liquidity problems are outlined in the accompanying notes to the consolidated financial statements. The Company has funded its operations primarily through the sale of common stock, the issuance of debt instruments with common stock conversion features, and private, institutional and bank financing. As of December 31, 1996, the Company's stockholders had paid or surrendered in value $51,489,000 to acquire 42,299,512 shares of common stock and to obtain the outstanding options and warrants. In addition, $4,821,000 of notes payable and debentures were outstanding as of December 31, 1996, and accrued interest on notes was $1,475,000 at that date. From inception of the Company through December 31, 1996, the Company has incurred an accumulated deficit of $62,505,000.

The Company had current liabilities in excess of current assets of approximately $11,200,000 at December 31, 1996. This has occurred due to cumulative operating losses being financed by the issuance of notes payable and other liabilities.

Several debt and equity transactions occurred in 1996 and to date in 1997. (See notes to the consolidated financial statements). Management believes that these recently concluded private placements of debt and equity securities are not sufficient to finance the Company's planned operating, development and capital expenditures for 1997 and to repay defaulted indebtedness. Management has cut back on operating and development activities, and anticipates further reductions. Management also intends to seek additional financing through other private placements of debt, convertible debt and/or common stock to fund such activities.

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

Management believes that Scriptel will experience revenue growth associated with its pen- based operating activities commencing in 1997, and anticipates that this revenue growth will help provide for Scriptel's working capital needs on an ongoing basis after 1997.

The Company's independent accountants have included a paragraph in their report, stating that the Company's financial statements as of December 31, 1996 and for the periods then ended have been prepared assuming that the Company will continue as a going concern and that the Company's recurring losses from operations, net working capital deficiency and need for immediate financing to fund operations raise substantial doubt about its ability to continue as a going concern. See Notes 1, 2, and 3.


ADOPTION OF ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock Compensation." The Company adopted this statement in 1996. The effects of this pronouncement on the consolidated financial statements are outlined in Note 8.

INFLATION AND ECONOMIC CONDITIONS

Management believes that the effect of inflation on the Company's operations is not material. The Company does not have long-term contracts requiring performance at fixed rates. Accordingly, management believes it will be able to pass through to its customers most cost increases resulting from inflation.

PART II, ITEM 8 - FINANCIAL STATEMENTS                                Page

Opinion of Independent Accountants          THE AUDITOR'S OPINION IS NOT
INCLUDED WITH THIS FORM 10-K. IT WILL BE FILED BY AMENDMENT WHEN IT IS RECEIVED. BECAUSE OF THE LACK OF AN OPINION, ALL OF THE FINANCIAL STATEMENTS ENCLOSED HEREIN ARE UNAUDITED.
Consolidated Balance Sheets as of December 31, 1996 and 1995
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995, and 1994
Consolidated Statements of Changes in Stockholders' Deficit
  for the years ended December 31, 1996, 1995, and 1994
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995, and 1994
Notes to Consolidated Financial Statements

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
                                                  December 31,    December 31,
                                                      1996             1995
                                                   ---------        ---------
Assets
Current assets:
  Cash and cash equivalents                         $  1,000       $  51,000
  Trade accounts receivable, net of allowance for
    doubtful accounts of $3,000 in 1996 and 1995      75,000          65,000
  Inventories                                         59,000           2,000
  Other current assets                                 6,000           2,000
                                                  ------------    -----------
      Total current assets                           141,000         120,000

Property and equipment, net                          592,000         947,000
Patents, net                                             ---         184,000
Deposits                                                 ---         122,000
Other assets                                             ---          88,000
                                                  ------------    -----------
      Total assets                                $  733,000     $ 1,461,000
                                                  ============    ==========

Liabilities and Stockholder's Deficit
Current liabilities:
  Notes and debentures payable                   $ 4,451,000      $ 4,741,000
  Accounts payable                                 1,057,000        1,681,000
  Accrued interest                                 1,475,000          855,000
  Other accrued liabilities                        4,396,000        3,247,000
                                                  -----------     -----------
    Total current liabilities                     11,379,000       10,524,000

Notes and debentures payable, long-term              370,000        1,000,000

Commitments and contingencies

Stockholders' deficit:
  Common stock, $0.10 par value,
   125,000,000 shares authorized in 1996,
   50,000,000 shares authorized in 1995:
    42,299,512 and 21,058,217 shares issued
    and outstanding at December 31, 1996 and
    1995, respectively                             4,230,000        2,106,000
  Additional paid in capital                      47,259,000       38,529,000
  Accumulated deficit                            (62,505,000)     (50,558,000)
  Notes receivable - stockholders                        ---         (140,000)
                                                 ------------     -----------
    Total stockholders' deficit                  (11,016,000)     (10,063,000)
                                                 ------------     -----------
  Total liabilities and stockholders' deficit     $  733,000      $ 1,461,000
                                                 ============     ===========

The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,                      1996         1995         1994
                                           --------     --------     --------
Revenues:
  Sales                                    $512,000     $230,000     $205,000
  Licensing and development fees                ---      201,000      178,000
                                          ---------    ---------     --------
    Total revenues                          512,000      431,000      383,000
Cost of sales                               410,000      360,000      615,000
                                          ---------    ---------     --------
                                            102,000       71,000     (232,000)
Costs and expenses:
  General and administrative              6,125,000    3,708,000    6,809,000
  Sales and marketing                       214,000      258,000      320,000
  Research and development                4,048,000    5,117,000    7,368,000
                                         ----------    ---------   ----------
    Total costs and expenses             10,387,000    9,083,000   14,497,000
                                         ----------   ----------   ----------
    Loss from operations                (10,285,000)  (9,012,000) (14,729,000)

Other expense (income):
  Interest expense                        1,156,000    1,967,000    1,261,000
  Finance charge                          4,255,000    2,958,000      636,000
  Other expense, net                         12,000          ---       70,000
  Loss on disposition of assets             209,000      323,000          ---
  Interest income                               ---       (1,000)     (32,000)
  Write-down of investments                  47,000          ---       78,000
  Minority interest                             ---      (65,000)    (517,000)
                                         -----------  -----------  -----------
    Total other expense                   5,679,000    5,182,000    1,496,000
                                         -----------  -----------  -----------
  Loss from continuing operations
   before extraordinary item            (15,964,000) (14,194,000) (16,225,000)

Discontinued operations:
  Loss from operations of Ampsco                ---     (507,000)    (705,000)
  Loss on disposal of Ampsco                    ---     (448,000)         ---
                                        ------------  -----------  -----------
 Total loss from discontinued operations        ---     (955,000)    (705,000)
                                        ------------  -----------  -----------

  Loss before extraordinary item        (15,964,000) (15,149,000) (16,930,000)

Extraordinary item -- income from
 elimination of Coloray liabilities       4,017,000          ---          ---
                                       ------------   -----------  -----------
   Net loss                            $(11,947,000)$(15,149,000)$(16,930,000)
                                       ============   ===========  ==========


The accompanying notes are an integral part of the financial statements.

                             -Continued-
Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

Years ended December 31,                      1996         1995         1994
                                           --------     --------     --------
Income (loss) per share of common stock:
  Continuing operations                      $(0.64)      $(0.81)      $(1.27)
  Discontinued operations                        --        (0.05)       (0.05)
  Extraordinary item                            .16           --           --
                                           ---------     --------     --------
    Net loss per share                       $(0.48)      $(0.86)      $(1.32)
                                           =========     ========     ========
Weighted average number of common shares
  used in computing net loss per share    25,132,182   17,519,171   12,785,243
                                          ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                      1996         1995         1994
                                          --------     ---------    ---------
Cash flows from operating activities:
Net loss                               $(11,947,000)$(15,149,000)$(16,930,000)
Adjustments to reconcile net loss to
 cash used in operating activities:
  Depreciation and amortization            263,000       690,000      532,000
  Non-cash compensation                  2,681,000       677,000    2,180,000
  Non-cash interest expense                 45,000     1,282,000      880,000
  Non-cash lawsuit settlement              210,000           ---          ---
  Inventory reserves                           ---        20,000       60,000
  Write down of investments                 47,000           ---       78,000
  Loss on disposition of assets            165,000       610,000       89,000
  Acquired research and development expense    ---           ---    3,357,000
  Non-cash finance charges               3,634,000     2,695,000      582,000
  Extraordinary item                    (4,017,000)          ---          ---
  Minority interest in subsidiary loss         ---       (65,000)    (517,000)
  Changes in certain assets and liabilities:
    Trade accounts receivable              (10,000)      115,000      505,000
    Inventories                            (57,000)      122,000      136,000
    Deposits and other assets              159,000        26,000      (41,000)
    Accounts payable                        29,000       696,000      361,000
    Accrued interest                       919,000       611,000       62,000
    Other accrued liabilities            5,053,000     2,001,000      828,000
                                        ----------      ---------    ---------
 Net cash used in operating activities  (2,826,000)   (5,669,000)  (7,838,000)

Cash flows from investing activities:
  Acquisition of Coloray Display Corporation   ---           ---     (580,000)
  Purchase of investments                      ---           ---     (125,000)
  Sale of restricted short-term investment     ---           ---      992,000
  Purchase of property and equipment      (308,000)     (420,000)    (280,000)
  Sale of property and equipment           289,000       211,000      113,000
  Disposal of assets held for sale             ---       548,000      346,000
  Purchase of patents                          ---       (22,000)      (4,000)
                                          ---------     ---------    ---------
  Net cash provided by (used in)
    investing activities                   (19,000)      317,000      462,000



The accompanying notes are an integral part of the financial statements.

                                                        -continued-

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Years ended December 31,                      1996         1995         1994
                                           --------    ---------   ----------
Cash flows from financing activities:
  Proceeds from notes payable            2,667,000    5,398,000    4,021,000
  Repayment of notes payable              (633,000)  (1,209,000)  (3,536,000)
  Proceeds from the issuance of stock      761,000    1,153,000    6,413,000
  Receipt of short swing profits from
    related parties, and other                 ---       30,000       69,000
                                         ----------   ----------   ----------
 Net cash provided by
   financing activities                  2,795,000    5,372,000     6,967,000
                                         ----------   ----------   ----------
Increase (decrease) in cash and
      cash equivalents                     (50,000)      20,000      (409,000)

Cash and cash equivalents, at the
  beginning of the year                     51,000       31,000       440,000
                                         ----------    ---------      --------
Cash and cash equivalents, at the
  end of the year                          $ 1,000     $ 51,000      $ 31,000
                                           ========     ========     ========

Supplemental disclosures of cash flow information:
 Cash paid during the year for interest   $ 89,000     $137,000      $413,000
                                          ========     ========      ========

Supplemental schedule for non-cash financing and investing activities:
Debt conversion and use of debt to exercise options and warrants:
  Decrease in notes payable             $3,219,000   $3,142,000      $111,000
  Decrease in accounts payable             205,000       85,000        15,000
  Decrease in accrued interest             284,000      125,000         8,000
  Increase in common stock              (1,790,000)    (467,000)       (5,000)
  Increase in additional paid-in-capital(1,918,000)  (2,885,000)     (129,000)
                                        -----------   ----------    ----------
      Net effect on cash                        $0           $0            $0
                                              =====        =====         =====
Acquisition of Coloray Display Corporation:
  Increase in property and equipment           ---          ---    $1,416,000
  Increase in patents                          ---          ---       197,000
  Increase in common stock                     ---          ---      (125,000)
  Increase in additional paid-in-capital,
   including the value of 1,640,000
   options issued for the Coloray
   acquisition                                 ---          ---    (3,387,000)
  Research and development expense             ---          ---     1,899,000
                                             ------   ---------     ---------
    Net effect on cash                         ---          ---            $0
                                             ======       =====     =========

The accompanying notes are an integral part of the financial statements.
  -continued-

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Supplemental schedule for non-cash financing and investing activities:

In 1994, the Company transferred 28.8% of Coloray's common stock to two major stockholders of the Company in partial consideration for loans from those stockholders to finance part of the acquisition of Coloray. The Company recognized a minority interest in Coloray of $582,000 and also recognized a non-cash finance charge of $582,000 related to this transfer.

In 1994, the Company issued a note payable of $105,000 to purchase machinery and equipment, and the Company issued a note payable of $399,000 to a supplier to settle the accounts payable with that supplier. In 1995, the Company issued a note payable of $37,000 to a supplier to settle the accounts payable with that supplier. In 1996, the Company issued a note payable of $280,000 to the landlord of Coloray to settle unpaid lease costs and costs of the environmental clean up of the Coloray facility.

In 1994, the Company issued compensatory stock, stock options and warrants as follows: 300,000 warrants on sales of common stock (no value assigned), 680,000 options on debt financings (value of $317,000 treated as interest expense), 7,000 shares of stock and 2,655,050 options as compensation to officers, directors and consultants (value of $1,921,000 treated as administrative expense). In 1995, the Company issued compensatory stock, stock options, and warrants as follows: 170,000 shares of stock, 7,000 options and 2,818,656 warrants as additional compensation to debt holders (value of $438,000 treated as finance charge and value of $1,282,000 treated as interest expense); 40,000 shares of stock, 4,191,450 options and 94,610 warrants as compensation to officers, directors and consultants
(value of $252,000 treated as administrative expense and value of $425,000 treated as research and development expense); and 700,000 warrants to the buyer of Ampsco's land and buildings (value of $350,000 treated as other expense). In 1996, the Company had these non-cash transactions relating to stock, stock options and convertible debt: issued 258,333 shares and 21,946,578 stock options and warrants, net, to officers, directors, employees, creditors, and consultants; repriced and extended a total of 16,503,334 stock options and warrants; cancelled and reissued a total of 2,953,125 stock options and warrants; repriced certain convertible debt; and issued 750,000 shares to settle a lawsuit. The Company recorded the combined value of these transactions as administrative expense ($2,492,000); finance charges ($2,152,000); and loss on sale of assets ($34,000).

In 1994, options to purchase a total of 1,218,200 shares of common stock were transferred from an officer of the Company to note holders as an inducement to loan funds (options for 1,078,200 shares) and to a consultant for services rendered (options for 140,000 shares). See Notes 4 and 7. These options were valued at $563,000 treated as interest expense, and $104,000 treated as administrative expense, respectively.


The accompanying notes are an integral part of the financial statements.
  -continued-

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Supplemental schedule for non-cash financing and investing activities:

In 1996 and 1995, the Company recognized finance charges of $1,502,000 and $2,256,000, respectively, on the conversion of convertible debentures. This amount represented the difference in value between the market price of the common stock and the conversion price on the date of issuance or conversion.

As part of a separation agreement with the Company's former Chairman, in 1996 the Company cancelled all notes receivable (approximately $150,000) and advances receivable (approximately $100,000) from the individual.





The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years ended December 31, 1994, 1995, and 1996

                                                                   Additional
                                             Common      Common      Paid-in
                                             Shares       Stock      Capital
                                           --------    ---------   ----------
Balance, December 31, 1993               10,638,138  $1,064,000   $17,015,000
Sale of common stock, net                 2,200,311     220,000     4,371,000
Stock and options issued in the
 acquisition of Coloray                   1,254,131     125,000     3,387,000
Stock or options issued as compensation       7,000       1,000     2,904,000
Conversion of notes and accounts
 payable to common stock                     52,747       5,000       129,000
Exercise of warrants for common stock,
 less 795 shares received in partial
 payment and cancelled                       42,634       4,000        64,000
Exercise of options for common stock      1,039,177     104,000     1,650,000
Return of short swing profits                   ---         ---        58,000
Collections on notes receivable                 ---         ---           ---
Net loss                                        ---         ---           ---
                                          ---------     --------  -----------
Balance, December 31, 1994               15,234,138   1,523,000    29,578,000
Stock or options issued as compensation     211,000      21,000     2,426,000
Conversion of notes and accounts
 payable to common stock                  4,269,671     428,000     5,231,000
Exercise of warrants for common stock       870,122      87,000       759,000
Exercise of options for common stock        473,286      47,000       510,000
Return of short swing profits                   ---         ---        30,000
Write off notes receivable                      ---         ---        (5,000)
Net loss                                        ---         ---           ---
                                         ----------    ---------   ----------
Balance, December 31, 1995               21,058,217   2,106,000    38,529,000
Sale of common stock, net                 2,054,500     206,000       421,000
Stock or options issued as compensation     272,394      27,000     6,287,000
Conversion of notes and accounts
 payable to common stock                 17,563,810   1,756,000     1,787,000
Exercise of warrants for common stock       210,507      21,000        85,000
Exercise of options for common stock      1,140,084     114,000       290,000
Write off notes receivable                      ---         ---      (140,000)
Net loss                                        ---         ---           ---
                                         ----------    ---------   ----------
Balance, December 31, 1996               42,299,512  $4,230,000   $47,259,000
                                         ==========   =========    ==========
The accompanying notes are an integral part of the financial statements.

 -continued-

Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT, continued

Years ended December 31, 1994, 1995, and 1996

                                                       Notes        Total
                                      Accumulated  Receivable    Stockholders'
                                       Deficit    Stockholders     Deficit
                                      -----------  -----------   ------------
Balance, December 31, 1993          $(18,479,000)   $(156,000)      $(556,000)
Sale of common stock, net                    ---          ---       4,591,000
Stock and options issued in the
 acquisition of Coloray                      ---          ---       3,512,000
Stock or options issued as compensation      ---          ---       2,905,000
Conversion of notes and accounts
 payable to common stock                     ---          ---         134,000
Exercise of warrants for common stock,
 less 795 shares received in partial
 payment and cancelled                       ---          ---          68,000
Exercise of options for common stock         ---          ---       1,754,000
Return of short swing profits                ---          ---          58,000
Collections on notes receivable              ---       11,000          11,000
Net loss                             (16,930,000)         ---     (16,930,000)
                                      ----------     ---------    ------------
Balance, December 31, 1994           (35,409,000)    (145,000)     (4,453,000)
Stock or options issued as compensation      ---          ---       2,447,000
Conversion of notes and accounts
 payable to common stock                     ---          ---       5,659,000
Exercise of warrants for common stock        ---          ---         846,000
Exercise of options for common stock         ---          ---         557,000
Return of short swing profits                ---          ---          30,000
Write off notes receivable                   ---        5,000               0
Net loss                             (15,149,000)         ---     (15,149,000)
                                      ----------      --------    -----------
Balance, December 31, 1995           (50,558,000)    (140,000)    (10,063,000)
Sale of common stock, net                    ---          ---         627,000
Stock or options issued as compensation      ---          ---       6,314,000
Conversion of notes and accounts
  payable to common stock                    ---          ---       3,543,000
Exercise of warrants for common stock        ---          ---         106,000
Exercise of options for common stock         ---          ---         404,000
Write off notes receivable                   ---      140,000               0
Net loss                             (11,947,000)         ---     (11,947,000)
                                      ----------      --------    -----------
Balance, December 31, 1996          $(62,505,000)       $   0    $(11,016,000)
                                     ============    =========    ===========

The accompanying notes are an integral part of the financial statements.

Scriptel Holding, Inc.
and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GOING CONCERN BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Scriptel Holding, Inc. and its wholly-owned subsidiaries, Scriptel Corporation ("Scriptel"), and Scriptel Communications Corp. ("Scriptcom"), (collectively known as "the Company" ). Another former wholly-owned subsidiary, Ampsco Corporation ("Ampsco") has been reported as a discontinued operation, and was sold in April 1996. (See Note 18). Until late in 1996, the Company also had a consolidated majority-owned subsidiary, Coloray Display Corporation ("Coloray"), a development stage company. This investment dropped below 50% at December 31, 1996. (See Note 15). Neither Ampsco nor Coloray is consolidated in the accompanying balance sheet as of December 31, 1996. All significant intercompany transactions have been eliminated. The disposal of Ampsco and Coloray enabled the Company to focus on its core pen/touch technology and related Scriptel products.

Scriptel has developed and licensed certain technology to various manufacturers and suppliers engaged in pen-based computer product development; however, Scriptel has not earned significant royalties to date. Scriptel's future revenue growth is partially dependent on royalties provided under these license agreements.

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

At December 31, 1996, the Company was in default on approximately $2.8 million of its notes and interest payable (of which approximately $1.0 million have been demanded), and in arrears over 60 days on trade accounts payable totaling approximately $0.9 million. In addition, approximately $2.2 million of notes payable were represented by demand cognovit notes at December 31, 1996. At December 31, 1996 the Company had a reported deficit in equity of approximately $11.0 million. The Company is currently attempting to negotiate new terms with certain debt holders, as well as to seek the execution of conversion privileges on convertible notes. See Note 16 for a summary of the significant financing activities by the Company subsequent to December 31, 1996.

At December 31, 1996, the Company was a party to legal proceedings brought by several creditors. (See Note 3 for a summary of litigation issues.) Subsequent to December 31, 1996, several additional creditors threatened legal action against the Company to collect amounts due and payable. The Company has successfully deferred, for the present, legal action by other creditors and has made some partial payments on the amounts due. There can be no assurance, however, that the creditors will not hereafter seek other remedies that might result in the Company ceasing to be a going concern.

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

2. RISK OF LIQUIDATION (UNAUDITED):

Due to the Company's history of operating losses and immediate need for additional capital, there is a risk that the Company will have to liquidate. Substantially all of the Company's assets, including patents, are pledged as collateral on certain of the Company's debt instruments. If the Company were forced into liquidation, it is likely that all of the assets would be used to settle the claims of secured creditors and none, except possibly some of the value of the patents, would be available to other creditors. If the Company were to liquidate, management estimates that the realizable value of the Company's property and equipment would be substantially less than the carrying values of those assets at December 31, 1996, and the realizable value of the Company's other assets, except patents, would be less, but would not be materially different than the reported values for those assets at December 31, 1996. It is also management's estimate that the value of the Company's patents would be higher than their recorded value at December 31, 1996. The valuation of assets necessarily requires many estimates and assumptions. The actual value of assets if liquidation were to occur would depend on a variety of factors, including finding interested buyers, the timing of any sales, sales commissions and selling costs, operating losses incurred to the date of any sale, and the forced nature of the sale. Management considered these factors in developing its estimate of realizable values if liquidation were to occur. The Company has not had a current outside appraisal of the assets made because it is management's intention to continue to operate the Company on a going concern basis. Management's estimate of realizable value on liquidation of current assets is approximately $100,000, compared to a carrying value at December 31, 1996 of $141,000. Management's estimate of realizable value on liquidation of property and equipment is approximately $300,000, compared to a carrying value at December 31, 1996 of $592,000. Excluding patents, for which an appraisal is not available and management is otherwise unable to reasonably estimate value, management's estimates of realizable value on liquidation of all assets is approximately $400,000, compared to a carrying value of all assets of $733,000 at December 31, 1996. At that date, the Company's recorded liabilities totaled approximately $11,750,000. The Company also has other contractual commitments (see Note 14).

If the Company could continue as a going concern and achieve profits, the Company could realize substantial savings from the use of its net operating loss carryforwards to offset future taxable income. If the Company were liquidated, it is unlikely that any benefit would be realized from these tax loss carryforwards.

3. LEGAL PROCEEDINGS:

During 1996, the Company settled former litigation entitled "Nicholas G. Venetis vs. Scriptel Corporation and Scriptel Holding, Inc." by entering into a consulting agreement with Mr. Venetis and issuing warrants to him; and also settled former litigation entitled "Michael W. Blas, M. Kathy Vieth, and Daniel J. Devine vs. Coloray Display Corporation and Scriptel Holding, Inc." through issuance of 750,000 shares to the plaintiffs and cancellation of all their options.

The Company is a defendant in several legal actions brought by creditors to collect amounts due.

On September 6, 1995, a promissory note holder filed suit in the Circuit Court of Cook County, Illinois, entitled "Stimsonite Corporation vs. Scriptel Holding, Inc.", for collection of principal, interest and other charges on a note; these total approximately $515,000 at December 31, 1996. Stimsonite Corporation received a judgement against the Company in Illinois in November 1995, and domesticated the judgement against the Company in Ohio in February 1996. The Company is attempting to negotiate a resolution with the creditor.

A creditor filed suit against the Company in February 1996 in the Court of Common Pleas, Franklin County, Ohio, entitled "Financetech, Inc. vs. Scriptel Holding, Inc.", for collection of a debt and accrued interest which total approximately $650,000 at year end. The Company has filed a counterclaim against the creditor and its parent company, Apple Computer, Inc., for amounts of royalty that the Company feels is due it from the creditor, and has requested the court to offset the note payable by the amount of royalty due. This action is pending, with an initial court date set for summer 1997.

In February 1997, the Company was named as a defendant in a suit for trademark infringement. The suit was filed in the United States District Court, Central District of California, Western Division, and is entitled "NMB Technologies, Inc. vs Symbios Logic, Inc. and Scriptel Corporation". NMB Technologies, Inc. has a trademark "RIGHT TOUCH (TM)" which it alleges is being infringed by the Company's use of the trademark "WriteTouch (TM)". No alleged damages are specified. This case is in the early stages. The Company intends to vigorously pursue the case.

The Company is not a defendant in any other actions. However, several other creditors have indicated that they may file suit against the Company and its subsidiaries for payment of amounts due them.

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

The Internal Revenue Service has filed a payroll tax levy against the assets of Coloray. In February 1996, the IRS attached $42,000 of funds held on deposit in Coloray's bank account, and obtained those funds. Several other payments have been made and Coloray still owes approximately $100,000 of federal payroll tax liabilities, penalties and interest. In addition, Coloray has received a levy for withheld but unpaid California state income taxes of approximately $30,000. The Company has recorded a liability for the federal and state payroll taxes owed by Coloray because of the Company's contractual obligations made to former officers of Coloray.

The Company has unpaid payroll, personal property, franchise, capital stock, workers compensation, and other taxes aggregating approximately $260,000 at December 31, 1996 (and an additional $100,000 arising subsequently). Such amounts may be subject to levy against Company assets. The Company intends to pay these taxes as funds become available.

Demands for payment have been made by several cognovit note holders, for loans and costs totaling approximately $1,000,000. A cognovit note allows the holder to obtain immediate judgement against the Company if the note is presented in court. To date, the cognovit note holders have not exercised this right.

There can be no assurance that creditors will not hereafter seek other legal remedies.


4. SIGNIFICANT ACCOUNTING  POLICIES:

Cash and Cash Equivalents:

The Company includes in cash and cash equivalents all highly liquid investments with maturities of three months or less upon acquisition. The Company's cash was held in two financial institutions at December 31, 1996.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out method) or market. Management conducts a general review of the adequacy of excess and obsolete inventory reserves on a quarterly basis. In performing obsolescence reviews, management considers, among other factors, changes in the Company's customer base, changes in its products, and technological obsolescence. Reported inventories at December 31, 1996 and 1995 are mainly raw materials.

Property and Equipment:

Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. The detail of property and equipment at December 31, 1996 and 1995 is as follows:
                                              1996                 1995

Machinery and equipment                   $  924,000         $ 1,051,000
Furniture and fixtures                           ---              86,000
Leasehold improvements                        14,000             627,000
                                          ----------           ----------
                                             938,000           1,764,000
Accumulated depreciation                    (346,000)           (817,000)
                                          ----------           ----------
                                          $  592,000          $  947,000
                                           =========           =========

Depreciation expense for the years ended December 31, 1996, 1995 and 1994, was $209,000, $569,000, and $491,000, respectively.

Patents:

The Company capitalizes costs incurred in acquiring patents. These assets are amortized using the straight-line method over their expected technological life, which is less than their 17 year legal life. Accumulated amortization at December 31, 1996 and 1995 was $275,000 and $310,000, respectively, and amortization expense for the years ended December 31, 1996, 1995 and 1994 was $54,000, $113,000, and $41,000, respectively.

Other Accrued Liabilities:

Other accrued liabilities included the following amounts at December 31, 1996 and 1995:
                                              1996                 1995

Contracted research agreements           $ 2,055,000         $ 2,152,000
Stimsonite Corporation lawsuit               515,000             450,000
Employee stock awards                        331,000                 ---
Severance payments to former Chairman        265,000                 ---
Payroll, sales, personal property,
 franchise and capital stock taxes,
 and workers compensation accruals           309,000             106,000
Other, less than $300,000 each               921,000             539,000
                                          ----------           ----------
                                         $ 4,396,000         $ 3,247,000
                                           =========           =========
Revenue Recognition:

Revenues from product sales are recognized when the goods are shipped. The Company periodically reviews the credit collection status of its customers and provides for potential losses. A majority of the Company's sales are to two customers and, consequently, the Company's credit risks are highly concentrated.

Stock Issued to Employees:

The Company maintains a stock option plan under which it is authorized to grant incentive stock options and non-qualified stock options to employees, directors and consultants. In addition, the Company has issued Common Stock and options and warrants to purchase Common Stock to certain officers and employees in recognition of services they have performed. The Company recognizes as compensation expense the amount of the fair value of the Common Stock at the measurement date or the calculated value of the options (using the binomial pricing method - see Note 8). The compensation expense is allocated to the periods in which the employees perform services. The estimated fair value of the Common Stock is determined based on the OTC Bulletin Board bid price.

Options and Warrants:

Options and warrants are considered to be outstanding only when the Board of Directors has formally approved their issuance.

Per Common Share Information:

Net loss per common share is based on the weighted average number of common shares outstanding during the year. The effect on net loss per common share of the assumed exercise of stock options and warrants and conversions of convertible notes has not been considered as the effect would be antidilutive.

Use of Estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassification:

In order to conform with the 1996 presentation, certain 1995 and 1994 amounts have been reclassified.


5. INCOME TAXES:

The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates. The Company records a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company's deferred tax assets relate principally to accrued expenses which are not yet deductible for taxes, and a net operating loss carryforward.
These are summarized below. Deferred tax liabilities, related to accelerated depreciation on fixed assets, are not significant.






Deferred tax assets at December 31,                   1996           1995
                                                  ----------      ----------
Temporary differences on accrued liabilities     $ 1,020,000     $ 1,020,000
Net operating loss carryforward - Scriptel        11,152,000      10,370,000
Net operating loss carryforward - Coloray                 --       1,768,000
                                                  ----------      ----------
                                                  12,172,000      13,158,000
Asset valuation reserve                          (12,172,000)    (13,158,000)
                                                  ----------      ----------
  Net deferred taxes                             $        --     $        --
                                                  ==========      ==========
The reduction in deferred tax assets in 1996 compared to 1995 was due to the elimination of Coloray from the consolidated financial statements. Because of the net operating loss carryforwards, no provision for income taxes was recorded in 1996, 1995, or 1994. The net operating loss carryforward of approximately $32,800,000 expires at various dates through 2011. Net operating losses are subject to limitations under Section 382 of the Internal Revenue Code. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.


































6. NOTES PAYABLE AND DEBENTURES:

Notes payable and debentures as of December 31, 1996 and 1995 consist of the following:


                                                        1996            1995
Convertible notes, at rates ranging from
10% to 18% principal and interest
convertible to common shares at $0.55
to $3.50 per share; in default                       $  918,000    $1,156,000

Convertible debenture, 8%, due November 1998                ---     1,000,000

Convertible debenture, 6%, due December 1999             90,000           ---

Convertible debenture, 14%, due September 1997          221,000           ---

Notes payable to a corporation, $250,000 at
10% and $250,000 at 8%; in default                      500,000       500,000

Demand notes payable to major stockholders,
at 18% per annum                                      2,169,000     2,021,000

Demand and cognovit promissory notes
payable, at rates from 8% to 18%; in default            513,000       622,000

Note payable on machinery purchases, due
August 1996; in default                                  93,000       104,000

Notes payable to a corporation, 10%,
due March 1998                                          280,000           ---

Demand notes payable to suppliers, 18%;
in default                                               37,000        38,000

Demand secured cognovit convertible
promissory note, 10%                                        ---       300,000
                                                     -----------   ----------
                                                      4,821,000     5,741,000
        Less current portion                          4,451,000     4,741,000
                                                     ----------    ----------
Non-current - payable 1998 and 1999                 $   370,000   $ 1,000,000
                                                      =========     =========

The prime interest rate was 8.5% at December 31, 1996. Substantially all assets of the Company are pledged as collateral for certain of the notes.

The Company has approximately $343,000 of interest accrued on convertible notes at December 31, 1996, which is also convertible to Common Stock. This amount is generally payable on demand.



1995 DEBT TRANSACTIONS

* During 1995, notes payable, related accrued interest, and certain accounts payable, in the amounts of $882,000, $82,000, and $34,000 respectively, were converted to Common Stock. The price associated with these conversions ranged from $1.43 to $1.70 per share. As a result of the conversions, 726,077 common shares were issued. In 1995, an additional $260,000, $43,000, and $51,000 of notes payable, accrued interest, and accounts payable, respectively, were used as payment by holders to exercise options and warrants for a total of 393,249 shares.

* The Company entered into a private placement to a foreign investor of $1,000,000 of convertible debentures in March 1995. Net proceeds of $900,000 were received on April 5, 1995, after payment of a finders fee and a consulting fee. Interest was 8%, payable at maturity. The debentures would have matured in March 1998. The conversion price floated. The March debentures were converted into 1,385,281 shares in the third quarter of 1995. The Company has recorded a finance charge of $429,000 on the conversion equal to the difference between fair value of the shares issued and the conversion price at the date of conversion.

* The Company entered into a private placement to a foreign investor of $1,000,000 of convertible debentures in May 1995. Net proceeds were $880,000, after payment of finders fees and legal fees. The debentures would have matured in May 1998. Interest was 8%, payable at maturity. The conversion price floated. The May debentures were converted into 2,165,060 shares in the third quarter of 1995. The Company has recorded a finance charge of $475,000 on the conversion equal to the difference between fair value of the shares issued and the conversion price at the date of conversion. Effective June 15, 1995, in accordance with certain penalty provisions included in the agreement, the Company was required to issue to the foreign investor warrants to purchase 50,000 shares of Common Stock at a rate equal to the market price on the date of the conversion, and the Company was required to pay the investor $20,000 in penalties. (In 1996, the Company settled the penalties and cancelled the 50,000 warrants by issuing 83,333 shares of common stock to the investor.)

* Both the March and the May 1995 debenture issues were made in accordance with the provisions of Regulation S of the Securities Act of 1933, as amended. The shares acquired on the conversion of the debentures were exempted from registration under the provisions of Regulation S, and were immediately tradeable.

* In November 1995 the Company issued a demand, secured, convertible promissory note to an affiliate of Mr. Gerald S. Jacobs ("Mr. Jacobs"), a major creditor and stockholder of the Company, in exchange for proceeds of $300,000. The note bears interest at 10% and the rate increased to 18% in 1996. The note and accrued interest were convertible into a maximum of 700,000 shares at $0.50 per share. The market price of the Company's Common Stock on the date of the note was $0.75 per share. The Company recorded a finance charge of $131,000 in the fourth quarter of 1995 on this note, equal to the difference between fair value of the common shares on the date of the note and the conversion price implicit in the note. (This loan was paid off in 1996, together with $25,000 of interest.)

* In November 1995 the Company entered into an agreement to issue $1,000,000 of convertible debentures to M&M Capital Management, a foreign investor, under the provisions of Regulation S promulgated by the Securities and Exchange Commission. The debentures bear interest at 8% and would have matured in 1998. The debentures were convertible into common shares at a floating rate subject to a minimum conversion price of $0.30 per share (equivalent to 3,333,333 shares) and a maximum conversion price of $0.45 per share (equivalent to 2,222,223 shares). The market price of the Company's Common Stock on the date of issue of the debenture was $1.00 per share. The Company recorded a finance charge of $1,222,000 in the fourth quarter of 1995, equal to the difference between fair value of the Common Stock on the date of the debenture and the maximum conversion price of the debenture. The Company paid $58,000 and issued (in 1996) 15,000 shares (value approximately $15,000) to financial consultants as closing costs on this debenture transaction. (This debenture was converted into 3,333,333 shares of common stock in October 1996. The market price of the Company's common stock on the date of conversion was $0.38 per share.)

1996 DEBT TRANSACTIONS:

* In May 1996 the Company engaged Everest Securities, Inc. ("Everest") of Minneapolis, Minnesota in an exclusive investment banking relationship. Everest will advise and consult with the Company, and will use its best efforts to obtain commitments for financings using debt, convertible debt or stock. As part of the agreement, the Company sold to Everest for a nominal amount a warrant to purchase 350,000 shares of common stock at a price of $0.60 per share. The Company also granted Everest an additional warrant to purchase 350,000 shares of common stock at $0.60 per share for services under a prior consulting agreement. Both warrants expire in December 1999. The estimated value of these warrants, $132,000, was expensed as a finance charge in the second quarter of 1996.

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

In August 1996, the Company entered into an agreement through Everest to issue up to $1,000,000 of 14%, 1-year convertible debentures to domestic accredited investors. A total of $221,000 of debentures were issued in 1996. Such debentures are convertible into common stock of the Company at a conversion price equal to 60% of the market price of the stock, as defined, on the day of conversion subject to a minimum conversion price of $0.25 per share. The investors also received one warrant for each dollar of debentures; such warrant has an exercise price of $0.42 per share and expires in 1999. The Company paid a cash commission to the agent of 10% of the funds received, paid a non-accountable expense allowance of 3% of the funds received, plus gave the agent 3-year warrants to purchase 22,050 shares at $0.40 per share. The debentures and the warrants will be subject to the provisions of Rule 144 promulgated by the Securities and Exchange Commission ("Rule 144"). The stock price on the dates of issuance of the debentures ranged from $0.32 to $0.40 per share. The Company recorded a finance charge in 1996, equal to the difference between fair value of the common stock on the dates the debentures were issued, and the minimum conversion price of the debentures.

The company expensed the estimated value of all the warrants as a finance charge in 1996.

The Company has entered into separate agreements with the individual debenture holders agreeing to convert the debentures to shares if and when the Company's stock price next hits $0.42 per share. At that price, the debentures would be converted at the minimum conversion price of $0.25 per share.

* In June 1996, Mr. Walter Krumm, a major stockholder of the Company, loaned $30,000 to the Company under a demand cognovit promissory note at 18% per annum interest. In consideration for the loan, and for Mr. Krumm's forbearance in not demanding repayment of other notes, the Company reduced the price of 1,020,000 warrants held by Mr. Krumm from $1.69 per share to $0.40 per share, and extended the warrants from 1997 to March 2001. The estimated value of the repricing and extension, $340,000, was expensed as a finance charge in the second quarter of 1996.

* In June 1996, Sonata Investment Company, an affiliate of Mr. Jacobs, loaned $45,000 to the Company under a demand cognovit note. On demand, $10,000 of interest was due. In consideration for the loan, and for Sonata's forbearance in not demanding repayment of another note, the Company agreed to issue to Sonata warrants to purchase 500,000 common shares at $0.50 per share and which expire six years after issuance. Such warrants were issued in December 1996 after shareholders approved an increase in authorized shares. This note was paid off in 1996, together with $12,000 interest.

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

* In June 1996, the Company entered into an agreement with Alexander Wescott & Co., Inc. (Wescott) under which Wescott would use its best efforts to place up to $2,500,000 of 6%, 3-year Scriptel debentures to foreign investors. This agreement was modified several times in 1996 and 1997. The principal and interest on such debentures is convertible into common stock of the Company under the provisions of Regulation S promulgated by the Securities and Exchange Commission. The conversion price was initially 60% of the market price of the stock, as defined, on the day of conversion subject to a minimum conversion price of $0.375 per share and a maximum conversion price of $1.50 per share. The conversion price was amended to have a minimum conversion price of $0.20 per share, and further amended to a conversion price of $0.10 per share. The Company paid a cash commission to the agent of 13% of all funds received (a total commission of $216,000), plus warrants equal to 10% of the shares issued upon conversion. Such warrants were priced at 120% of the actual conversion price, and will expire in 2001. The warrants bear piggyback registration rights. The Company expensed as a finance charge the $53,000 value of the warrants issued to the agent.

The Company issued a total of $1,665,000 of these debentures in 1996. Of these, $1,575,000 plus interest were converted into 9,043,736 shares in 1996. An additional 1,001,151 shares were issued in 1997 to effectively reduce the conversion price on one of these debentures from $0.20 per share to $0.10 per share. The remaining $90,000 debenture plus interest was converted into 906,066 shares in January 1997. All shares issued have now become unrestricted and immediately tradeable under the provisions of Regulation S. Proceeds of all debentures were used for operating costs.

The market price of the Company's common stock was about $0.75 on the date of first issuance of the debentures in June 1996. The stock price had declined to $0.14 by December 31, 1996. The Company recorded a finance charge in 1996, equal to the difference between fair value of the common stock on the dates the debentures were issued or converted and the minimum conversion price of the debentures.

* In 1996 the Company borrowed a total of $672,000 in five separate transactions with Mr. Jacobs and Mr. Krumm, both major creditors and shareholders. The loans are payable on demand, and bear interest at stated amounts up to 41% of principal. The Company repaid $224,000 to Mr. Jacobs through the end of 1996. The Company has a "handshake" agreement with Mr. Jacobs under which the Company pays Mr. Jacobs, as reduction of debt, an amount equal to 15% of the net proceeds from its financings.

* As of May 21, 1996, the Company agreed to amend all amounts owed to Mr. Jacobs or his affiliates to bear interest at 18% per annum from that date. This affected loans totaling approximately $3,000,000. The loans had previously accrued interest at stated amounts or at per annum rates of 10% to 12%.

* In September 1996, the Company issued a $280,000 note payable to the landlord of Coloray to settle the unpaid lease costs of Coloray and the environmental shut down of the former Coloray facility. The note bears interest at 10% and matures in March 1998.

* On December 31, 1996, Mr. Krumm converted his interest in the $772,399 indebtedness due by Scriptel to him on that date into 7,723,994 shares of Scriptel Common Stock. In addition, as further inducement to effect the conversion and for other consideration, including the prior relinquishment of 1,800,000 warrants to the Company so as to provide the Company with sufficient authorized shares to effectuate certain private offerings in 1996, Mr. Krumm and the Company also agreed to cancel Mr. Krumm's currently owned warrants to purchase 5,669,332 shares of Scriptel Common Stock at prices ranging from $0.40 to $0.75 per share and expiring at various dates through November 2002 and replace them with a new warrant to purchase 5,669,332 shares at an exercise price of $0.14 per share. The new warrant is exercisable until December 31, 2001, subject to earlier termination if the Company's stock price exceeds $1.00 per share. The shares which were issued, and the shares to be issued if the new warrant is exercised, are subject to the provisions of Rule 144 promulgated by the Securities and Exchange Commission, and Mr. Krumm has demand registration rights on them.

Including shares Mr. Krumm previously owned, his total shares held on that day were 8,741,616 shares, or about 20% of total outstanding shares. If all of the new warrants were also exercised on that day, Mr. Krumm would have owned approximately 30% of the shares then outstanding.


7. COMMON STOCK AND COMMON STOCK COMMITMENTS:

1995 STOCK TRANSACTIONS

The Company entered into the following significant Common Stock transactions and made the following Common Stock commitments for the year ended December 31, 1995:

* The Company issued 40,000 shares in 1995 and 7,000 shares in 1994 to officers and directors for services rendered, and recorded compensation expense of $78,000 and $24,000, respectively.

* The Company filed a registration statement in July 1994 which became effective in February 1995, and which expired March 31, 1995. The registration statement covered the registration of: (a) up to 2,000,000 shares of Common Stock offered by the Company; (b) up to 17,303,780 shares of Common Stock to be sold by selling stockholders, 5,006,843 shares of which were already held by selling stockholders and 12,296,937 of which shares were issuable following exercise of certain outstanding options and warrants and conversion of outstanding convertible promissory notes; and (c) up to $556,000 of convertible promissory notes and Common Stock issuable upon conversion thereof, or cash plus accrued interest in rescission of convertible promissory notes purchased in a private offering during September, July, and August 1994. Due in part to a substantial decrease in the market value of the Company's Common Stock on the day of effectiveness, none of the shares offered by the Company were sold during the registration period. Of the 12,296,937 shares which could have been issued on exercise of options, warrants, or convertible debt by the selling stockholders, a total of 683,375 shares were actually issued. The Company received proceeds of $798,000 in a combination of cash and reduction in notes payable from the exercises. This capital was used to meet payroll and other immediate obligations. Of the $556,000 of convertible promissory notes, two noteholders elected to receive registered notes in the combined principal amount of $29,000, four noteholders used a total of $46,000 of principal of notes to exercise warrants they owned, and the remaining noteholders elected or were deemed to have elected rescission of the notes for cash.

* Option and warrant holders exercised existing options and warrants at $1.00 to $1.69 per share, for a total of 901,694 common shares which includes those which were issued in the registration statement effective in the first quarter of 1995. Net cash proceeds from these exercises totaled $961,000.

* In May and June 1995, the Company converted otherwise non-convertible debt and accrued interest into 348,722 common shares at $1.43 per share. The Company also issued related warrants to purchase an additional 348,722 common shares at $1.69 per share. The warrants expire in the year 2000. The estimated fair value of the warrants, $160,000, was expensed as financing costs in 1995. The shares and warrants have piggyback registration rights.

* In September 1995, the Company converted certain debt and accrued interest into 292,001 common shares at $1.50 per share. The Company also issued to certain noteholders related warrants to purchase an additional 292,001 common shares at $1.50 per share and warrants (as compensation for delays in payment of principal and interest on certain notes) to purchase an additional 472,933 common shares at $2.00 per share. The warrants expire in the year 2000. The estimated fair value of the warrants, $438,000, was expensed as financing costs in 1995. The shares and warrants have piggyback registration rights.

* The Company issued warrants to a financial consultant to purchase 100,000 common shares at $1.70 per share. The estimated fair value of the warrants, $46,000, was treated as a finance charge in 1995. The Company issued warrants to purchase 94,610 common shares at $1.69 per share to a consultant in lieu of payment of a consulting bill (value of $44,000, treated as administrative expense).

* In July 1995 the Company issued 170,000 shares and granted warrants to purchase 1,500,000 shares of Common Stock at $1.51 per share to Mr. Jacobs. These grants were made in recognition of bridge loans made by this stockholder to the Company over the last several years, voluntary transfers of options to investors during recent funding activities, and return of short-swing profits incurred to help the Company in its financing. The estimated value of the warrants, $750,000, and shares, $298,000, was expensed in 1995 as interest expense.

* On July 27, 1995, the Board of Directors approved a sale effective June 30, 1995 of all real estate owned by Ampsco. The purchaser was an affiliate of Mr. Jacobs (who also had a security interest in the property). The purchase price of $350,000 was received in two installments of $150,000 each, with the remaining $50,000 used by the purchaser to pay off existing mortgages on the property and for legal costs of the transaction. In addition, the Company granted Mr. Jacobs warrants to purchase 700,000 shares of Common Stock at a price of $1.51 per share. Management estimated the value of warrants at $350,000 (treated as a loss on the sale of property). The book value of the land and buildings sold was $626,000. The Company recorded a loss in the second quarter of 1995 including the loss on the land and buildings (this was subsequently restated as discontinued operations of Ampsco), the value of the warrants, and the legal costs.

* The Company granted warrants to purchase 55,000 shares of Common Stock at $0.81 per share to certain noteholders as compensation for delays in payment (value of $25,000 treated as interest expense).

* In July 1995, the Board of Directors approved a recommendation by the Compensation Committee to grant the Company's chairman a combination of Common Stock and options to purchase Common Stock, based on his achievement of goals in his employment contract. Mr. James W. France received 40,000 shares of Common Stock (value of $78,000 treated as administrative expense) and options to purchase 400,000 shares of Common Stock at $1.74 per share, all per his contract. In addition, he received options to purchase 1,000,000 shares of Common Stock at $1.74 per share to replace the compensation incentive inherent in the options Mr. France transferred to noteholders and consultants in 1994 at no benefit to him.

* The Company issued to employees, consultants and certain noteholders a total of 2,798,450 options to purchase common shares. These options were granted under existing agreements or as part of employment negotiations with certain employees. Option prices range from $0.63 to $3.20 per share and expire at various dates from 1997 to 2000. Option values were $3,000 treated as interest expense, $137,000 treated as administrative expense, and $425,000 treated as research and development expense.

* The Company issued 21,104 common shares to vendors to convert the balance owed to the vendors at $1.50 to $1.70 per share. The shares have piggyback registration rights.

* In December 1995, the Company offered a reduction in the purchase price for its outstanding options and warrants to $0.55 per share if the holders would exercise within a brief period of time. As a result of this offer, a total of 497,051 shares were issued upon exercise. Payment included $113,681 in cash and $159,697 from reduction of debt owed to the holders. All shares issued have piggyback registration rights. The cash was used for operating purposes.


1996 STOCK TRANSACTIONS

The Company entered into the following significant Common Stock transactions and made the following Common Stock commitments for the year ended December 31, 1996:

* The Company issued 100,000 shares in January 1996 to Mr. Philip A. Schlosser, a founder, director, and officer of the Company as additional compensation for his service since the Company was founded. The value of this stock, $75,000, was expensed in January 1996 when it was issued. In a related action, the Board of Directors authorized cancellation of all the notes and advances receivable from Mr. Schlosser. These receivables approximated $91,000, most of which had been fully reserved at December 31, 1994. All remaining amounts were expensed in December 1995.

* The Company issued 15,000 shares to a consultant for services rendered on a financing concluded in November 1995. The value of this stock, $11,000, was expensed as a finance charge.

* Option and warrant holders exercised existing options and warrants, at a price per share lower than the stated exercise price, for a total of 600,591 common shares. Net cash proceeds from these exercises totaled $135,000, and holders also used $172,000 of Company debt in payment of the reduced exercise price. The Company issued 146,080 shares in settlement of payables totaling $65,000.

* The Company entered into two letter agreements between the Company, Standard Energy Company, and Mr. Jacobs, which agreements are dated September 21, 1995 as amended February 29, 1996 (the "September Agreement"), and dated February 29, 1996 (the "February Agreement"). The Company entered into a further agreement between the same parties, dated March 29, 1996 (the "March Agreement") which supersedes the September and February Agreements. The March Agreement was ratified by the Company's Board of Directors on April 4, 1996. Standard Energy Company and Mr. Jacobs are both major creditors and shareholders of the Company. Mr. Jacobs is the sole owner of Standard Energy Company.

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

* In March and April 1996, the Company entered into several agreements with foreign investors for them to purchase shares at $0.40 per share under the provisions of Regulation S promulgated by the Securities and Exchange Commission. A total of 2,357,000 shares were issued under these agreements. The market price of the Company's common stock on the dates of issuance was approximately $0.75 to $1.12. Cash proceeds were $943,000, less a total of $130,000 paid as finders fees and expenses. The Company was delayed in filing certain of its reports to the Securities and Exchange Commission for the year ended December 31, 1995 and the quarter ended March 31, 1996. Because of this, the Company was forced to rescind certain of these stock transactions, and the Company repurchased 302,500 shares from the foreign investors at their then-current market price of $230,000. The net proceeds after the rescission were used to fund payrolls, audit and legal costs, and other operating expenses. In addition to the cash costs of closing, the Company committed to issue warrants to purchase common shares equal to 5% of the shares issued, at a price of $0.48, and which will expire five years after issuance. A total of 102,725 warrants have been issued (the estimated value of $39,000 was expensed in the second quarter of 1996 as a finance charge). Mr. Jacobs relinquished 853,125 of his options, (see above), Mr. Krumm relinquished 800,000 of his options with an exercise price of $1.69 to $1.70 per share and expiring in 1998, and Mr. France, the Company's former Chairman relinquished 800,000 of his options with an exercise price of $1.74 per share and expiring in July 2000, so that the Company would have enough authorized shares available to issue the new shares and warrants. As part of the agreements with these individuals, the Company agreed to reissue the surrendered instruments as warrants when, as and if Scriptel is first able to do so, but in no event later than when Scriptel shareholders approve an increase in the amount of authorized shares, at a price of $0.75 per share, and with an expiration date of six years after the date of any reissue under these provisions. Kevin Woodbridge, a director at the time, also relinquished 500,000 options (see below). The revised terms on all of these options and warrants are more favorable than those surrendered. The Company issued the new instruments in October 1996 after stockholders approved an increase in authorized shares.

* The Board of Directors approved in April 1996 a repricing and reissuance of all the options owned by Kevin Woodbridge, a director. This is additional compensation for his continuing to operate under a consulting contract with the Company without receiving his retainer fee for eight months, relinquishing part of his retainer and part of his stock options to obtain a release of a 1995 judgment against the Company on a cognovit note, and relinquishing 500,000 currently owned options for cancellation so that the Company could use those authorized shares in its current financings. At March 31, 1996, Mr. Woodbridge owned 870,797 options with exercise prices ranging from $1.43 to $2.00 per share and with expiration dates of 1996 to 2000. All of his options were reissued with a new expiration date of April 1, 2000 and with a new exercise price of $0.50 per share. The Company recorded in the second quarter of 1996 the estimated $161,000 value of the reissuance of currently existing options with new pricing and expiration dates. Mr. Woodbridge also has rights to immediate registration of his options through an S-8 filing. The Company reissued the 500,000 relinquished options in October 1996 after shareholders approved an authorization of additional shares. In December 1996, Mr. Woodbridge agreed to release all his options for cancellation and cancel all amounts owed to him for consulting services in return for 350,000 shares of the Company's common stock. The Company issued the shares to him.

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

* The Company issued 100,000 options in January 1996 to Bernard Eckstein, a director, as compensation for his services in helping with 1995 year end activities. The options are exercisable at a price of $0.75 per share (the market price at the date of grant), and expire in January 2001. The estimated value of $62,000 was charged to administrative expense in the first quarter of 1996.

* In May 1996, Mr. France, the Company's former Chairman, President and Chief Executive Officer retired and resigned his positions as an officer and director of the Company. Mr. France received a severance package of: continuation of his salary through September 1996, cancellation of all old options (a total of 1,425,467 options, including the 800,000 he relinquished as outlined above) held by Mr. France and issuance of new options to purchase 1,500,000 shares at $0.68 per share and which expire in May 1999, severance pay of $150,000, and cancellation of all of the Company's notes receivable (approximately $150,000) and advances receivable (approximately $100,000) from Mr. France. The Company has made no payments to Mr. France under this agreement. The Company has engaged Mr. France to act as a consultant in arranging financings for the Company. If these efforts are successful, Mr. France will receive in cash 9% of the amount raised (which will first be used to pay the severance costs outlined above). Bernard Eckstein, a director of the Company since 1992, has been appointed as the Company's Chairman and Chief Executive Officer. J. Vance Holloway, President and Chief Operating Officer of Scriptel Corporation, has been appointed as President and Chief Operating Officer of Scriptel Holding, Inc.

* The Company issued to a consultant options to purchase 70,000 shares of common stock at $1.00 per share and which expire in 2001. The $20,000 value was expensed in the second quarter of 1996.

* The settlement of the lawsuit (see Note 3) and consulting agreement with Mr. Nicholas Venetis included the following terms: the Company and Mr. Venetis each released the other, with prejudice, from any claims or counterclaims in the lawsuit. The Company will pay Mr. Venetis $60,000 either from the first funds raised for the Company through Mr. Venetis' efforts, or in any case by October 31, 1996 (the Company is in default on this payment as it was not paid by October 31). The Company will pay Mr. Venetis a total of $50,000 under the consulting agreement, at $5,000 per month for ten months beginning September 1, 1996. Mr. Venetis will provide consulting services, as required, in various areas of financing, marketing, and business development. The Company issued Mr. Venetis warrants to purchase 500,000 shares of common stock at an exercise price of $0.55 per share.

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

* Trenwith Capital, Inc. (Trenwith) consulted with the Company in 1995 and 1996, and was due cash commissions and approximately 160,000 warrants as commissions for services rendered. In August 1996, the Company agreed to issue a total of 300,000 common shares to settle all claims by Trenwith against the Company. Such shares were issued immediately after shareholders approved an increase in authorized shares. The Company has agreed to register the shares in an S-8 registration statement as soon as possible after issuance. The value of the shares is estimated at $120,000. This amount was expensed through the third quarter of 1996 as the value of the cash commissions and warrants due to Trenwith.

* In October 1996, the Company issued a total of 3,869,332 additional warrants to Mr. Krumm. Of these, 1,000,000 were priced at $0.65 per share and 2,869,332 were priced at $0.75 per share. All expire six years from the date of issuance. The issuance of these warrants is additional compensation to Mr. Krumm for his assistance in the funding efforts of the Company in 1995 (by exercising warrants), surrendering 800,000 options for use by the Company in its 1996 financing efforts (see above), agreeing not to exercise 1,000,000 warrants to further help the Company in its 1996 financings, and delays by the Company in making promised payments on a loan from Mr. Krumm earlier in 1996. The Company also agreed to lower the exercise price on a total of $300,000 of convertible loans held by him (convertible at $1.00 to $1.69 per share) to $0.65 per share. The warrants were subsequently repriced to $0.14 per share, and all the debt payable to Mr. Krumm was converted to shares at year end at a conversion price of $0.10 per share (see above).

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

* Summarizing the above activity, after the shareholders approved an increase in authorized shares, the Company issued or scheduled the issuance of a total of 22,100,255 options and warrants, and repriced 1,230,508 options and warrants. The stock price on the date of issue was $0.38 per share.

* Mr. J. Vance Holloway, the Company's President, received 500,000 options in December 1996 at an exercise price of $0.40 per share as part of his employment negotiations with the Company.

* The total fair value of all options and warrants issued or modified in 1996 was approximately $4.7 million, all of which was expensed in 1996.


***

The Company is now authorized to issue up to 125,000,000 shares of its Common Stock, par value $.10 per share. Of these, the Company had the following outstanding or committed shares of Common Stock at December 31, 1996:

Outstanding common shares at December 31, 1996                    42,299,512
Shares reserved for outstanding:
     Options  (See Note 8)                                        12,885,936
     Warrants  (See Note 9)                                       29,100,623
     Convertible debt and accrued interest (See Note 6)            2,606,408
Shares committed to be granted to employees, based on their
     respective salaries  (See Note 7 above)                         244,000
Options to officers, employees, directors and consultants  which have been committed in various agreements of the Company
     but not yet granted at December 31, 1996                      2,325,000
                                                                -------------
Total outstanding or committed common shares at
 December 31, 1996                                                89,461,479
                                                                =============

See Note 16 for events occurring subsequent to December 31, 1996 which affect common stock or common stock commitments.


8.  STOCK OPTIONS:

The Company's Stock Option Plan ("Plan") was approved by the stockholders at their 1994 annual meeting, and amended by the stockholders at their 1996 meeting. The Plan as amended provides for the grant of options to purchase up to 7,500,000 shares of Company Common Stock. All employees of the Company and its subsidiaries, as well as non-employee directors and consultants, are eligible for the grant of options under the Plan. The Plan provides for the grant of incentive stock options and non-qualified options. The Board of Directors or a committee of three disinterested directors ("Committee") administers the Plan. The purchase price for the shares subject to options granted under the Plan will be determined by the Board of Directors or the Committee, as the case may be. Each option becomes exercisable at the time or times determined by the Board or the Committee when the option is granted provided that no option may be exercised within six months of date of grant; however the Board of Directors or the Committee has the right to accelerate the exercisability of the options upon the occurrence of certain events that involve, or may result in, a change in control of the Company. Each option terminates on the date set by the Board or the Committee at the time of grant, but no termination date may be later than 10 years from the date of the grant. Generally, no option may be exercised unless the holder of the option has continued to be an employee of the Company or one of its subsidiaries except for limited exercise rights after termination of employment. An optionee can pay the purchase price for the stock option in cash, by delivery of Company Common Stock already owned by the optionee, or by a combination of these methods, as determined by the Board or the Committee, as the case may be. Approximately 2,500,000 options were outstanding under the provisions of the Plan at December 31, 1996. These are included in the table below.


1994 OPTIONS TRANSACTION SUMMARY:

For the year ended December 31, 1994, the Company granted the following options to purchase one share of Common Stock:

* 1,485,000 options at prices ranging from $1.70 to $4.00 per share, expiring in 1997 through 1999, related to employment contracts.

* 140,000 options to non-employee directors at prices ranging from $2.25 to $3.00 per share, expiring in 1998 and 1999.

* 3,050,525 options at prices ranging from $2.25 to $2.97 per share, expiring in 1999, to employees under the employee stock option plan approved by stockholders at the May 12, 1994 annual meeting.

* 580,000 options related to the Coloray acquisition, at $2.00 per share, of which 400,000 expire in 1999, and 180,000 options at $2.00 per share expired in November 1994. In addition, the Company committed to grant an additional 60,000 options to SRI (formerly known as Stanford Research Institute) related to the Coloray acquisition, pending entering into a new contract with SRI.

* 1,675,000 options at prices ranging from $1.69 to $2.62 per share, expiring from 1998 through 2000, related to debt financing.

* 1,954,583 options at prices ranging from $1.69 to $3.20 per share, expiring from 1997 through 1999, related to consulting agreements.

* A total of $1,103,000 of cognovit promissory notes were issued in August through October 1994 at the prime interest rate. During 1994, for no consideration to the officer involved, options and warrants to purchase shares of Common Stock were transferred from an officer of the Company to these noteholders to assist the Company in its financing activities (1,078,200 options and warrants, see Note 6) and to a consultant for services rendered (140,000 options). The options have exercise prices ranging from $1.70 to $2.50 per share and expire at various dates through October 2000. Certain of such options and warrants transferred by the officer were received by the officer in an exchange of options and warrants with a principal stockholder. Such options and warrants transferred from such principal stockholder were exercisable for shares of Common Stock at prices ranging between $1.70 to
$2.00 per share and expiring at various dates through October 2000.   The
Company accounted for these latter options and warrants as a contribution to paid in capital by the principal stockholder and a charge to compensation expense.

1995 OPTIONS TRANSACTION SUMMARY:

For the year ended December 31, 1995, the Company granted the following options to purchase one share of Common Stock:

* 1,912,450 options at prices ranging from $0.63 to $3.20 per share, expiring in 1997 through 2000, related to employment contracts or offers.

* 1,279,000 options at prices ranging from $1.43 to $2.75 per share, expiring in 1997 through 2000, related to consulting agreements.

* 7,000 options at a price of $1.69 per share, expiring in 2000, related to debt financing.

* 1,000,000 options at a price of $1.74 per share, expiring in 2000, related to a replacement for options transferred from an officer of the Company to noteholders in 1994 (see above).


1996 OPTIONS TRANSACTION SUMMARY:

For the year ended December 31, 1996, the Company granted the following options to purchase one share of Common Stock:

* 1,300,000 options at prices ranging from $0.50 to $0.75 per share, expiring in 2002, related to reissuance of options surrendered to help the Company in its financings.

* 2,686,230 options at $0.40 per share, expiring in 2001, related to financing.

* 294,533 options at prices ranging from $0.68 to $3.20 per share, expiring in 1999 through 2001, related to consulting agreements.

* 1,197,000 options at prices ranging from $0.40 to $3.00 per share, expiring in 2001 and 2002, related to employment contracts or offers.

* 92,151 options at $0.40 per share, expiring in 2001, related to deferral of part of certain officers' salaries.









***
The table below reflects all options granted and outstanding through December 31, 1995, all of which are exercisable (See notes 4 and 7):

                                          Number of Shares      Option Price
Options outstanding at
December 31, 1993                          3,058,816            $1.69-$5.00

Granted                                    8,885,108            $1.69-$4.00
Forfeited                                 (  459,962)           $1.75-$5.00
Exercised                                 (1,039,177)           $1.69-$2.00
                                            --------
Options outstanding at
December 31, 1994                         10,444,785            $1.69-$4.00

Granted                                    4,198,450            $0.63-$3.20
Forfeited                                   (906,013)           $2.25-$3.00
Exercised                                   (473,286)           $1.69-$2.50
                                         -----------
Options outstanding at
December 31, 1995                         13,263,936            $0.63-$4.00
                                         ===========

NEW ACCOUNTING PRONOUNCEMENT

In late 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Compensation" (SFAS-123). The Company adopted this statement in 1996. SFAS-123 requires a substantial change in the calculation of the value of options and warrants granted to directors, officers and employees. Had the Company used the provisions of SFAS-123 to calculate the value of options and warrants granted in 1995, management estimates that the reported net loss of the Company for the year ended December 31, 1995 would have increased by approximately $4,746,000, or $0.27 per share.

SFAS-123 requires use of a specific method of valuing options. The Company uses the binomial pricing method of valuing the options and warrants it issued or modified. This method is one of the accepted methods in SFAS-123. The Company used the following assumptions for the 1996 valuations (and 1995 pro forma revaluations): expected volatility of the Company's stock price - 90%; risk free rate of return - 6%; stock price - closing bid price on the date of grant; dividend yield - none; expected life - actual option term in years (generally five to six years); vesting - immediate. After calculating value under the binomial pricing method, the Company discounts the result by 50% to take into account the combined effects of restrictions on the sale of the stock (the SEC's "Rule 144" restrictions) and the lack of an established market for the stock.







A summary of the status of the Company's options as of December 31, 1996 and changes for the year then ended is as follows:

OPTIONS                                 Number of     Weighted Average
                                         Options      Exercise Price
For the year ended December 31, 1996:
Outstanding at beginning of year        13,263,936        $2.09
Granted                                  5,569,914         0.54
Forfeited                               (4,807,830)        1.68
Exercised                               (1,140,084)        1.94 (see note)
Outstanding at December 31, 1996        12,885,936         0.92

Options exercisable December 31, 1996   12,885,936        $0.92

Note: The weighted average exercise price shown above is based on the original contract exercise price. However, the weighted average actual exercise price accepted by the Company in 1996 was approximately $0.50 per share.

                                          Weighted        Weighted
                                           Average         Average
For the year ended December 31, 1996:    Fair Value    Exercise Price
Weighted-average fair value of
 options granted during the year:
  Issued at market price                     none          none
  Issued above market price                $ 0.21        $ 0.53
  Issued below market price                  0.31          0.59

  All options                                0.22          0.54


At December 31, 1996:                                Weighted        Weighted
                           Number       Exercise      Average         Average
                             of           Price      Remaining       Exercise
                           Options        Range        Life            Price
Range of exercise prices:
$0.10 to $1.00             9,737,197   $0.40-$1.00      4.1            $0.58
Over $1.00                 3,148,739    1.70-4.00       1.5             1.98


In addition to the issuance of options in 1996, the Company at various times in 1996 repriced and/or extended a total of 5,796,047 options. The repricings were from exercise prices ranging from $0.75 to $4.00 per share, with a weighted average of $2.12 per share, into new options with prices ranging from $0.40 to $1.00 per share, with a weighted average of $0.70 per share. The option extensions were from a weighted average remaining life of 2.7 years to a new weighted average remaining life of 3.4 years. The Company calculated the net value of the cancellations and reissuances as $628,000. This was recorded as expense in 1996.






9. STOCK WARRANTS:

1994 WARRANTS TRANSACTION SUMMARY:

For the year ended December 31, 1994, the Company granted the following warrants to purchase one share of Common Stock:

* In 1994, the Company issued 300,000 warrants in conjunction with sales of Common Stock. No expense was recorded in connection with issuing these warrants due to immateriality.

1995 WARRANTS TRANSACTION SUMMARY:

For the year ended December 31, 1995, the Company granted the following warrants to purchase one share of Common Stock:

* 94,610 warrants at a price of $1.65 per share, expiring in 2000, related to consulting agreements.

* 150,000 warrants at a price of $1.70 per share (or for 50,000, at a price which floats with the market price), expiring in 1998, related to new debt financings.

* 700,000 warrants at a price of $1.51 per share, expiring in 2000, related to the sale of Ampsco's land and buildings.

* 2,668,656 warrants at prices ranging from $0.81 to $2.00 per share, expiring in 1998 through 2000, related to negotiations with debt holders.

1996 WARRANTS TRANSACTION SUMMARY:

For the year ended December 31, 1996, the Company granted the following warrants to purchase one share of Common Stock:

* 11,476,664 warrants at prices ranging from $0.12 to $0.75 per share, expiring in 1999 through 2002, related to debt financings or debt negotiations.

* 6,200,000 warrants at prices ranging from $0.55 to $0.85 per share, expiring in 1998 through 2001, related to consulting agreements.

* 1,653,125 warrants at $0.75 per share, expiring in 2002, related to reissuances of warrants surrendered to help the Company in its financings.











***

The table below reflects all warrants issued and outstanding through December 31, 1995, all of which are exercisable (See notes 4 and 7):

                                            Warrants            Warrant Price
Warrants outstanding at
December 31, 1993                          8,447,299            $0.75-$5.25

Issued                                       300,000               $2.00
Terminated                                   (25,000)              $3.50
Exercised                                    (43,429)           $1.00-$1.69
                                          -----------
Warrants outstanding at
December 31, 1994                          8,678,870            $0.75-$5.25

Issued                                     3,613,266            $0.81-$2.00
Terminated                                  (250,091)           $0.75-$2.88
Exercised                                   (870,122)           $1.00-$5.25
                                          -----------
Warrants outstanding at
December 31, 1995                         11,171,923            $0.81-$4.00
                                          ==========

A summary of the status of the Company's warrants as of December 31, 1996 and changes for the year then ended is as follows:

WARRANTS                                Number of     Weighted Average
                                         Warrants      Exercise Price
For the year ended December 31, 1996:
Outstanding at beginning of year        11,171,923        $1.58
Granted                                 19,329,789         0.69
Forfeited                               (1,190,582)        1.10
Exercised                               (  210,507)        1.75 (see note)
Outstanding at December 31, 1996        29,100,623         0.76

Warrants exercisable December 31, 1996  29,100,623        $0.76

Note: The weighted average exercise price shown above is based on the original contract exercise price. However, the weighted average actual exercise price accepted by the Company in 1996 was approximately $0.50 per share.

                                          Weighted        Weighted
                                           Average         Average
For the year ended December 31, 1996:    Fair Value    Exercise Price
Weighted-average fair value of
 warrants granted during the year:
  Issued at market price                     none          none
  Issued above market price                $ 0.13        $ 0.70
  Issued below market price                  0.13          0.24

  All warrants                               0.13          0.69


At December 31, 1996:                                Weighted        Weighted
                            Number      Exercise      Average         Average
                             of           Price      Remaining       Exercise
                           Warrants       Range        Life            Price
Range of exercise prices:
$0.10 to $1.00            22,652,119   $0.12-$1.00      4.0            $0.54
Over $1.00                 6,448,504    1.39-4.00       1.6             1.51


In addition to the issuance of warrants in 1996, the Company at various times in 1996 repriced and/or extended a total of 10,707,287 warrants. The repricings were from exercise prices ranging from $0.40 to $4.00 per share, with a weighted average of $1.06 per share, into new warrants with prices ranging from $0.14 to $1.00 per share, with a weighted average of $0.40 per share. The warrant extensions were from a weighted average remaining life of
4.0 years to a new weighted average remaining life of 4.2 years. The Company calculated the net value of the cancellations and reissuances as $643,000. This was recorded as expense in 1996.


10.  LEASES:

The Company leases Scriptel's office and production facility under a month-to-month operating lease that provides for lease payments of approximately $10,000 per month. The Company is trying to get the lease extended through 2000. The Company also leases various equipment through short-term operating leases. Total rent expense for the years ended December 31, 1996, 1995, and 1994 amounted to $317,000, $395,000, and $452,000, respectively.

Future minimum lease payments are not significant.

Lease payments of $160,000 were past due at December 31, 1996.


11.   BUSINESS SEGMENT INFORMATION:

The Company currently operates in a single business segment -- computer peripheral equipment. The computer peripherals segment involves manufacturing and marketing of high performance digitizers, stylus pens, control chips and glass screens for computer aided design, business graphics, and personal computer applications, and revenues from development fees. Prior to the disposition of Ampsco, the Company also operated in a machining/contracting segment. The machining/contracting segment involved the repair and customizing of machine tools and precision machining equipment. Ampsco was sold in April 1996. The Company has treated the sale as a discontinued operation in the accompanying consolidated financial statements.








Summarized financial information by business segment for the years ended December 31 are as follows:

                                           1996          1995         1994
Total assets:
Computer peripherals                   $  733,000    $1,461,000    $2,191,000
Machining/contracting                         ---           ---     1,771,000
                                      -----------    ----------    ----------
     Total                             $  733,000    $1,461,000    $3,962,000
                                      ===========    ==========    ==========

Depreciation and amortization:
Computer peripherals                   $ 263,000      $ 580,000     $ 411,000
Machining/contracting                        ---        110,000       121,000
                                        --------      ----------     --------
     Total                             $ 263,000      $ 690,000     $ 532,000
                                        ========       ========      ========
Capital expenditures:
Computer peripherals                   $ 308,000      $ 359,000     $ 372,000
Machining/contracting                        ---         61,000        14,000
                                        --------       --------       -------
     Total                             $ 308,000      $ 420,000     $ 386,000
                                        ========       ========      ========


12.   MAJOR CUSTOMERS:

Sales to one customer comprised 66.2%, 66.2%, and 7.0% of total sales in 1996, 1995, and 1994, respectively. Sales to a second customer comprised 28.7%, 15.2% and 18.4% of total sales in 1996, 1995, and 1994, respectively. In addition, the Company had 16.2% of sales to a third customer in 1994.

13.   RELATED PARTY TRANSACTIONS:

In addition to the several items described elsewhere herein, the Company had the following transactions with related parties:

* In connection with a financial public relations agreement dated April 20, 1993, and amended twice in 1994, Mr. Kevin Woodbridge and Woodbridge & Associates (collectively, "Woodbridge"), an unaffiliated entity at that time, was paid $150,000 in 1994 and was granted three year options to purchase 1,500,000 shares of Common Stock at a price of $1.69 per share (the market bid price at the time of grant was $3.50 for unrestricted shares). Under the agreement, as amended, Woodbridge performed financial public relations services and referred the Company to sources of investment capital.
Woodbridge received an aggregate retainer of $130,000 in 1995. Additionally, Woodbridge has received reimbursement of documented travel and other expenditures of $100,000 in 1994. In November 1994, the Company granted an additional 300,000 options at an exercise price of $2.00 per share, expiring in 1997, in accordance with the October 1994 amendment to the consulting agreement with Woodbridge. At the date of grant, the bid price of the underlying Common Stock on the over-the-counter market was $3.375 per share. The consulting agreement further provided for grants of 100,000 options on February 28, 1995 and 100,000 options on May 31, 1995, on the same terms, provided that Woodbridge continued to provide services to the Company on those dates. These options were granted on those dates. Pursuant to the agreement, Woodbridge could appoint an individual to the Company s Board of Directors. Mr. Woodbridge became a Director of the Company in June 1995. Mr. Woodbridge also received 80,000 options at an exercise price of $1.43 per share in 1995. Mr. Woodbridge resigned from the Board in May 1996. The Company terminated the consulting agreement and settled all remaining liabilities to Mr. Woodbridge, and cancelled all remaining options held by Mr. Woodbridge in December 1996 by issuing 350,000 restricted shares to Mr. Woodbridge.

* A director of the Company from May 1994 to May 1995 was a consultant to the Company from July 1993 to February 1995. In January 1994 the Company and the director entered into a Consulting Memorandum of Understanding and Consulting Agreement with respect to his consulting services to the Company. The Consulting Memorandum of Understanding provided for a 90 day term, compensation of $5,000 per month, and options to purchase 50,000 shares of Common Stock of the Company for $2.25 per share (the market bid price at the time of grant was $3.875 for unrestricted shares). The Consulting Agreement included provisions for the protection of the Company's intellectual property. The director and the Company continued the consulting arrangement following the 90 day term referenced above but terminated the agreement in February 1995.

* In 1994, the Company granted 14,583 options under the Stock Option Plan at an exercise price of $3.00 per share, expiring in 1999, to a director of Coloray who is also a consultant to the Company. In addition , 175,000 options were granted under the Stock Option Plan at an exercise price of $3.20 per share, expiring in 1999, in accordance with provisions of a consulting agreement with that consultant. A further 275,000 options were approved for grant to consultants under the Stock Option Plan, and 125,000 options were granted in 1994, 50,000 options were granted in 1995, and 50,000 options were granted in 1996 to three consultants at a price of $3.20 per share, expiring in 1999 or 2000, and the remainder will be granted by the Compensation Committee of the Board of Directors when they determine the consultants who will receive the options. Such future grants will be at an exercise price which is the higher of 85% of the fair market value of the underlying shares at the date of grant or $3.20 per share, and will expire five years after grant.

* In April 1994, the Company repaid the outstanding balance of a 1992 loan from Mr. Jacobs. In March 1994, Mr. Jacobs loaned the Company $90,000 in the form of a cognovit promissory note payable on demand, which the Company repaid in April 1994 with $9,000 of interest. In May 1994 Mr. Jacobs loaned the Company a total of $500,000 in the form of cognovit promissory notes payable on demand, bearing interest at 10% per annum. As additional consideration for these loans, Mr. Jacobs was granted options to purchase 500,000 shares of the Company's stock at $2.62 per share, and the exercise period of all his options and warrants was extended to the year 2000. At various dates in 1994 the Company repaid $61,000 of these loans. On September 15, 1994 and September 30, 1994, Mr. Jacobs loaned the Company $75,000 and $120,000, respectively, in the form of cognovit promissory notes payable on demand. Both of these loans were repaid on November 28, 1994, together with interest of $7,500 and $12,000, respectively. Mr. Jacobs has a security interest in substantially all tangible and intangible assets of the Company and pledges on all current and future patent rights. At the time of the issuance of notes and grants of options and warrants to Mr. Jacobs, the market bid price for unrestricted Common Stock was between $2.125 and $4.875 per share. On October 31, 1994 and December 29, 1994, the Company issued demand cognovit promissory notes to Mr. Jacobs in the principal amount of $100,000 and $235,000, respectively. Upon demand, interest of $23,500 is payable on the $235,000 note.

* On January 17, 1995, the Company issued demand cognovit promissory notes in the combined principal amount of $200,000 to Mr. Krumm and Mr. Jacobs for funds in that amount. The Company repaid Mr. Krumm's note, with $10,000 interest, in February 1995 and repaid Mr. Jacobs' note, with $10,000 interest, by November 1995.

* In January and March 1995 the Company issued demand cognovit promissory notes to Mr. Jacobs in the principal amount of $100,000 and $175,000, respectively, for funds in that amount. The Company paid off these notes, with $10,000 and $25,000 interest, respectively, in April 1995.

* In February 1995, the Company paid $10,000 of principal and interest on a demand note payable to Standard Energy Company.

* Between May 10 and November 2, 1995 the Company borrowed $1,375,000 from Standard Energy Company under ten separate demand cognovit promissory notes. Upon demand, total interest of $195,000 is due. One of the notes in the amount of $70,000 dated May 15, 1995, together with interest of $10,000, was paid off on May 19, 1995. One note in the amount of $150,000 dated November 2, 1995, together with interest of $10,000, was paid off on November 6, 1995.

* On October 16, 1995 the Company borrowed $40,000 under a demand cognovit note from a relative of Mr. Jacobs. A principal payment of $30,000 was made on October 20, 1995, and the remaining $10,000 of principal and $10,000 of interest was paid on November 6, 1995.

* In January through June 1995 Coloray sold certain equipment which was not being used. Proceeds were $380,000, which approximated the net book value of the assets sold. Half of the proceeds, or a total of $190,000 were paid to Standard Energy Company against notes (see above) to obtain release of liens on the assets.

* On March 9, 1992 the Company loaned $90,000 to its President, Mr. France, which was used by Mr. France to exercise options to purchase 60,000 shares of Common Stock at $1.50 per share. The note was due on demand with interest at 10%. On December 30, 1992, an additional $75,000 was loaned to Mr. France. This was originally due on December 31, 1993, with interest at 10%. The proceeds of this loan were used by Mr. France to exercise options to purchase 50,000 shares at $1.50 per share. As of December 31, 1995, $71,000 in principal and interest was due on the March note and $81,000 was due on the December note. In addition, the Company made advances to Mr. France of approximately $91,000 through December 31, 1995. All of these notes and advances were forgiven in 1996 as part of Mr. France's severance package.

* In addition to the borrowing noted above , during 1993, and 1994, the Company borrowed additional funds from Messrs. Krumm and Jacobs in connection with the purchase of Coloray, all of which were subsequently repaid.

* In 1995, Coloray borrowed a total of $106,000 from certain of its officers to cover payroll and other immediate needs. These notes were payable on demand with interest at 12% to 20% of the principal. Coloray repaid $72,000 of principal and $14,000 of interest in 1995.

The Company's Board of Directors will continue its policy of authorizing or approving transactions in which any director, officer or other affiliate has an interest only if the terms thereof are believed by the directors to be no more favorable with respect to the interest of any such affiliate than could be obtained from unaffiliated third persons.


14. COMMITMENTS:

License and Technology agreements:

In July 1992, the Company entered into a joint technology development agreement with a major original equipment manufacturer ("OEM") for the development of certain cordless chip technology. Pursuant to the agreement, the Company was required to make payments totaling $200,000 (none have been made). Due to scheduling delays, the OEM has agreed to defer these payments. Upon sale of units containing the licensed technology, the OEM is obligated to make royalty payments at rates that decline as volumes increase, with a minimum annual royalty of $50,000. The agreement has a 5 year term with automatic one-year renewal terms thereafter. If the OEM ceases development or manufacture of the chip, the OEM will grant Scriptel a non-exclusive permanent license on its technology in return for a payment of $1,000,000, and Scriptel will pay royalties to the OEM.

In January 1994, the Company entered into a development and licensing agreement with a major OEM which provides for the OEM to develop, license, manufacture, sell and distribute certain products derived from the technology. In addition, as a condition to the agreement, the OEM and the Company executed a stock purchase agreement in February 1994 pursuant to which the OEM purchased 477,099 shares of the Company's Common Stock for an aggregate price of $1,250,000. The stock sale was effected in April 1994.

The Company has entered into license agreements with various OEMs and suppliers for use of the Company's technology in their products. The Company will be paid licensing fees based on the volume of use of its technology. No royalty fee income was recognized under these agreements during 1996, 1995 or 1994.

On December 16, 1994, Scriptel signed a Development Agreement and License with Xetron Corporation, a designer and developer of radio frequency products. Xetron is developing for Scriptel radio frequency technology to enable Scriptel's hand-held devices to communicate using radio frequencies. Under the agreement Scriptel is obligated to pay Xetron a total of $875,000 in quarterly installments from September 30, 1995 through December 15, 1996, (this was expensed over the term of the agreement), in addition to royalty payments upon reaching threshold sales of the resulting Scriptel hand-held device incorporating the radio frequency technology. During the three year period ending December 16, 1997, Xetron has an option to purchase, upon mutually acceptable terms, a 50% interest in a subsidiary to be formed by Scriptel to exploit the radio frequency hand-held product. If Xetron elects to purchase the 50% interest, royalty payments under the agreement will terminate. Research and development expense in 1996, 1995 and 1994 included $419,000, $438,000 and $18,000, respectively relating to this agreement. No payments have yet been made.

In 1993, 1994 and 1995 Coloray entered into several joint development agreements with outside companies under Cooperative Research and Development Agreements (CRADAs) and also with the U.S. Display Consortium on various on-going projects relating to flat panel display technology. Under these agreements, Coloray is obligated to provide cash or in-kind payments of $2,460,000 through various periods to June 1997. The Company accrued $896,000 in 1996, $875,000 in 1995 and $689,000 in 1994, which is shown as research and development expense. In August 1995, Coloray entered into a license and royalty agreement with SRI International. The agreement requires an initial $100,000 payment to SRI, and additional payments of $1,750,000 over a three year term of research on field emission display (FED) technology. It also requires royalties on sale of FED units. Costs of $1,507,000 and $343,000 were expensed in 1996 and 1995, respectively, relating to this agreement. The Company recognized an extraordinary income in the fourth quarter of 1996, principally from eliminating from the consolidated financial statements the liabilities for the CRADAs and for SRI. The Company continues to have an accrual for $1,180,000 payable to the U.S. Display Consortium as it may be contractually liable on the debt.

Employment Agreements:

The Company has agreed to issue to each of J. Vance Holloway, its President, and Bernard H. Eckstein, its Chairman, options to purchase 1,000,000 shares at $0.25 per share, subject to achievement of certain performance goals in 1997.

At December 31, 1996, the Company has employment agreements with several key employees and officers expiring at various dates through February 1998. The aggregate commitment for future salaries under these employment agreements is approximately $300,000 in 1997, and $62,000 in 1998.


15.  ACQUISITION AND DISPOSITION OF COLORAY:

ACQUISITION

In April 1994, the Company acquired a majority of the outstanding shares of Coloray, a development-stage company engaged in research and development of flat panel displays for use in conjunction with computers and other sophisticated electronic applications. Coloray was under reorganization pursuant to Chapter 11 of the Federal Bankruptcy Code, and the acquisition was subject to the Bankruptcy Court's approval. Coloray's principal assets were its proprietary rights in basic field emission display technologies and its sophisticated equipment used to fabricate display components. Under the court-approved plan of reorganization, the Company, in exchange for a 79.8% interest in Coloray, issued approximately 1,261,000 shares of Common Stock, purchased and extinguished $1,057,000 of claims against Coloray, issued five-year options to purchase 460,000 shares at $2.00 per share, and paid approximately $400,000. An additional 180,000 options to purchase Scriptel stock at $2.00 per share, that were exercisable over a period not to exceed
180 days, were issued to certain former common stockholders of Coloray.   The
former preferred stockholders of Coloray, in cancellation of their preferred equity interests, received a 20.2% equity interest in Coloray. To meet its cash requirements in the acquisition, the Company received in March 1994, a loan of $450,000 in the form of a 10% interest bearing, secured, demand promissory note, payable to Messrs. Krumm and Jacobs. The loan was repaid in April 1994. As additional consideration for the loan, the Company conveyed to the two stockholders 28.8%, in the aggregate, of the Coloray Common Stock leaving the Company with a 51% ownership interest in Coloray and which resulted in a finance charge of $582,000 in 1994. Scriptel entered into a lease agreement with Coloray's landlord.

Approximately $3,357,000 of the costs associated with the 1994 acquisition, including the value of options issued, related to purchased research and development projects in progress. Such amount has been reported as research and development expense in the Company's 1994 financial statements.


DISPOSITION

In March 1996, the Company determined that it could no longer support the operations of Coloray and announced plans to close that operation. The Company incurred additional costs to close Coloray of approximately $400,000 including rental payments, environmental shutdown, severance, and equipment decommissioning. All of Coloray's equipment was sold in 1996; proceeds were used to pay off part of Coloray's (and the Company's) secured debt with Mr. Jacobs or his affiliates. The Company will attempt to obtain the release of Coloray from its CRADA, SRI, and U.S. Display Consortium commitments as part of the closure. Coloray has no assets except rights on patents. At December 31, 1996, Coloray had approximately $8 million of liabilities, including about $3 million of intercompany debt with the Company. If value cannot be obtained from the sale of other disposition of patent rights, it is likely that Coloray will have to liquidate.

On December 31, 1996, Coloray (until then a majority owned subsidiary of the Company) and the Company entered into a consulting agreement with M. Kathy Vieth, former president of Coloray, for the purpose of having Ms. Vieth promote Coloray's technology, license that technology to other companies, and seek a monetary return on that technology. As part of the agreement with Ms. Vieth, Scriptel transferred to Ms. Vieth 50,000 of its shares of Coloray common stock. This reduced Scriptel's ownership interest in Coloray to forty-six percent (46%), and Coloray then ceased to be a consolidated subsidiary of Scriptel. Because of this, Scriptel reported approximately $4.0 million lower liabilities at December 31, 1996 than if it had continued to consolidate Coloray. This amount has been shown as an extraordinary item in the accompanying consolidated financial statements.


16. SUBSEQUENT EVENTS:

In addition to several items described above, the Company had the following events occur subsequent to December 31, 1996, and through the date of the accompanying independent accountants opinion.

* On January 22, 1997, the Company sold and issued 1,000,000 shares of common stock to a foreign investor at a price of $0.10 per share. The shares were issued under the provisions of Regulation S promulgated by the Securities and Exchange Commission ("Regulation S"). The Company received cash proceeds of $100,000. The Company paid a $13,000 cash commission to Alexander, Wescott & Co., Inc. ("Wescott"), the placement agent for the shares. Under an agreement with Wescott, the Company will also issue to Wescott warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share and which will expire five years after issuance. Such warrants will be issued under the provisions of Rule 144. The closing market bid price of the Company's common stock on January 22, 1997 was $0.17 per share.

* Another, similar, sale of 1,000,000 shares to a foreign investor took place on January 28, 1997. The closing market bid price of the Company's common stock on January 28, 1997 was $0.14 per share. Wescott was also the agent on that transaction.

* A debenture issued in November 1996 had been converted into 1,001,151 shares at a conversion rate of $0.20 per share. These shares were issued under the provisions of Regulation S. Wescott was the placement agent. Due to a change in price of the Company's common stock, the conversion terms were amended and an additional 1,001,151 shares were issued to the investor in January 1997 under the provisions of Regulation S. This effectively set the revised conversion price on the debenture at $0.10 per share.

* In February 1997, the Company sold 520,000 shares at $0.10 per share to an accredited investor. The market bid price was approximately $0.10 per share on the date of the transaction. Such shares are subject to the provisions of Rule 144. The $52,000 proceeds were used to support the Company's operations.

* Nine accredited investors converted their notes and accrued interest into a total of 1,708,330 shares at $0.10 per share. The market bid price was approximately $0.10 per share on the date of the transactions. The shares are subject to the provisions of Rule 144. The Company has reduced debt by $171,000 as a result of this conversion.

* In January 1997, the Company issued 700,000 shares of common stock to a consultant in payment for services rendered in 1997. Such shares are subject to the provisions of Rule 144. The value of approximately $105,000 will be treated as an administrative expense in the first quarter of 1997.

* An agreement with two creditors in February 1997 reduced the conversion terms on $85,000 of debt from a conversion price of $0.55 per share to a new conversion price of $0.10 per share. As a result, an additional 695,000 shares were committed for the conversion features on this debt.

* The Company amended its agreement with Wescott on February 12, 1997. The amendment requires the Company to give Wescott a warrant to purchase an aggregate of 30% of the shares issued under the agreement. The exercise price will be $0.10 per share and the warrant will expire five years after issuance. Wescott has piggyback registration rights on the shares which would be issued if the warrants are exercised. (The prior agreements with Wescott limited the warrants to a maximum of 10% of the shares issued under the agreement.)

*  The Company made payments totaling $26,000 on debt payable to Mr. Jacobs.

*  The Company amended the consulting agreement with M. Kathy Vieth (see Note
15). The revised agreement requires payment of 500,000 shares of stock and $10,000 cash, with half to be paid on success in obtaining an acceptable conclusion to the research agreement with SRI and the other half paid on success in obtaining an acceptable conclusion to the membership in the U.S. Display Consortium.

* The Company defaulted in payment of its payroll taxes in January, February and March 1997. The unpaid taxes from this period total approximately $100,000.

* In March 1997, the Company entered into an agreement with two investors. Under this agreement, the investors purchased a total of 300,000 shares of Common Stock at $0.10 per share and exercised options to purchase an additional 400,000 shares of Common Stock at $0.10 per share. The Company gave the investors new options to purchase 400,000 shares of Common Stock at an initial exercise price of $0.10 per share (which exercise price increases in steps to a maximum of $0.20 per share), and which are exercisable until 2002. The Company also issued 600,000 new options to the investors at a flat exercise price of $0.10 per share and which will expire in 2000. All of the options are callable by the Company if the Company's stock price reaches $0.50 per share.

17. SUMMARY OF STOCKHOLDERS MEETING

At their annual meeting in October 1996, the Company's shareholders: elected Bernard H. Eckstein and Philip A. Schlosser as directors; approved an increase in the authorized shares of Common Stock from 50,000,000 shares to 125,000,000 shares (the Company has filed a Restated Certificate of Incorporation with the state of Delaware to reflect the change); approved an increase in the amount of shares which may be issued under the 1993 Stock Option Plan from 5,000,000 shares to 7,500,000 shares; and ratified the selection of Norman, Jones, Enlow & Co. as the Company's independent accountants for the fiscal year ending December 31, 1996. The shareholders did not approve the requested amendment to the Company's Certificate of Incorporation to authorize a class of 15,000,000 shares of undesignated Preferred Stock.


18. DISCONTINUED OPERATIONS - SALE OF AMPSCO:

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

The Company has treated the sale of Ampsco as a discontinued operation. Consequently, Ampsco's results are excluded from the accompanying consolidated balance sheets at December 31, 1996 and 1995, and from the loss from continuing operations shown on the accompanying statements of operations for the years ended December 31, 1996, 1995, and 1994.

The Company is contractually obligated on Ampsco's notes payable to Stimsonite Corporation (see Note 3). Stimsonite has obtained a judgment against the Company on this debt. The Company recorded a loss on disposal of Ampsco of $450,000 to recognize the contractual obligation to Stimsonite as of April 1996. The Company is also negotiating with the creditor to settle the debt for a reduced amount. As part of the agreement to sell the common stock of Ampsco, the Company contributed its $2.2 million intercompany receivable from Ampsco to the capital of Ampsco. This resulted in almost complete liquidation of Ampsco's shareholders deficit, and the buyer assumed the remaining net liabilities of Ampsco. The Company also recorded in 1995 the loss from operations of Ampsco until the disposal date in April.

Ampsco's sales were $1,827,000 for the year ended December 31, 1995 and $494,000 for the three months ended March 31, 1996 No information is available on Ampsco's sales since March 31, 1996.






PART IV, ITEM 14(d)

Schedule II - Valuation and qualifying accounts

Scriptel Holding, Inc. and Subsidiaries

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                                           Additions
                              Balance at  charged to                Balance at
                              beginning    costs and   Deductions-    end of
Description                   of period    expenses     describe      period
----------------------       ----------   ----------   ----------   ----------

Allowance deducted from asset
 to which it applies:

Allowance for doubtful accounts
 for years ended:
  December 31, 1996           $  3,000        $  --        $  --     $  3,000

  December 31, 1995             52,000           --       (8,000)(B)    3,000
                                                         (41,000)(C)

  December 31, 1994            189,000       51,000     (188,000)(B)   52,000

Inventory obsolescence reserve
 for years ended:
  December 31, 1996                 --           --           --           --

  December 31, 1995            150,000           --     (150,000)(A)       --

  December 31, 1994             90,000       60,000           --      150,000

Note A - The obsolete inventory was physically scrapped.
Note B - Uncollectible accounts were written off.
Note C - The allowance for doubtful accounts of a discontinued operation was removed from the consolidated balance sheet at December 31, 1995.