Form 10QSB
period 1997-03-31
SCRIPTEL HOLDING INC
filed 1997-05-16
CIK 830504

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-QSB


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes             No  (X)

The number of common shares outstanding at May 13, 1997 was 57,284,754.








SCRIPTEL HOLDING, INC.

                                                                   Page No.

NON-TIMELY FILING OF FORM 10-QSB                                        3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

  Consolidated Balance Sheets as of March 31, 1997 (unaudited)          4
     and December 31, 1996 (unaudited)

  Consolidated Statements of Operations for the three months            5
     ended March 31, 1997 and 1996, unaudited

  Consolidated Statements of Cash Flows for the three months          6-7
     ended March 31, 1997 and 1996, unaudited

  Notes to Consolidated Financial Statements, unaudited              8-18


Item 2.   Management's Discussion and Analysis of Financial         19-21
               Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal proceedings                                            22

Item 2.   Changes in securities                                        22

Item 3.   Defaults upon senior securities                              22

Item 4.   Submission of matters to a vote of security holders          22

Item 5.   Other information                                            22

Item 6.   Exhibits and reports on Form 8-K                             23


SIGNATURES                                                             23

Exhibits:  27 - Financial Data Schedule                                24










NON-TIMELY FILING OF FORM 10-QSB

The Company's reports for the last several years have indicated that the Company has an immediate need for additional capital, and that there is a risk of liquidation should the Company be unable to obtain such capital. To date, the Company has raised very little capital relative to its needs. The capital which has been raised has been used to meet payroll and other immediate obligations. Due to the fact that the Company owes its independent accountants a material amount of fees for their audit work, and does not currently have the means for payment of the remainder of the expected fees, and cash has been used for other operating purposes, the Company suspended the audit of its consolidated financial statements for the year ended December 31, 1996 until such time as it can pay the invoiced fees and has the means to pay the remainder of the expected fees. After such invoiced fees are paid and the Company has reasonable assurance that the remaining fees can be paid, management expects that the independent accountants will be able to render an opinion on the consolidated financial statements for the year ended December 31, 1996.

As a consequence of the suspension of the audit, the consolidated financial statements included in the Form 10-K for the year ended December 31, 1996 are unaudited. Also, the management's discussion included in the 10-K is subject to change depending on audit results. Finally, the accountants' opinions and consents are not included in the 10-K. The Company will file an amendment to its Form 10-K for the year ended December 31, 1996 as soon as possible. This amendment will include the audited financial statements, and the accountants' opinions. Management expects that the opinions of the independent accountants will continue to have reference to a "Going Concern".

Because of the pervasive effect of the lack of audited December 31, 1996 financial statements on the financial statements for the quarter ended March 31, 1997, the Company is unable to timely file its Form 10-QSB. The Company has prepared this preliminary Form 10-QSB for the period ended March 31, 1997 without consideration for the effects, if any, on the unaudited financial statements of any adjustments which might occur after completion of the audit for the year ended December 31, 1996. The Company will file an amendment to the March 31, 1997 Form 10-QSB as soon as possible after the audit for 1996 is completed and the Form 10-K/A for the year ended December 31, 1996 is completed.















Scriptel Holding, Inc. and Subsidiaries            March 31,     December 31,
CONSOLIDATED BALANCE SHEETS                          1997            1996
                                                  (Unaudited)     (Unaudited)
                                                  ----------      ----------
Assets

Current assets:
 Cash and cash equivalents                        $    3,000      $    1,000
 Trade accounts receivable, net of allowance for
   doubtful accounts of $3,000 in 1997 and 1996       65,000          75,000
 Inventories                                         109,000          59,000
 Other current assets                                  3,000           6,000
                                                  ----------      ----------
     Total current assets                            180,000         141,000

Property and equipment, net                          623,000         592,000
                                                  ----------      ----------
     Total assets                                 $  803,000      $  733,000
                                                  ==========      ==========

Liabilities and Stockholder's Deficit

Current liabilities:
 Notes and debentures payable                     $4,559,000      $4,451,000
 Accounts payable                                  1,175,000       1,057,000
 Accrued interest                                  1,594,000       1,475,000
 Other accrued liabilities                         4,625,000       4,396,000
                                                  ----------      ----------
     Total current liabilities                    11,953,000      11,379,000

Notes and debentures payable, long-term                  ---         370,000

Commitments and contingencies

Stockholders' deficit:
 Common stock, $0.10 par value, 125,000,000 shares
  authorized:  49,843,809 shares and 42,299,512
  shares issued and outstanding at March 31,
  1997 and December 31, 1996, respectively         4,984,000       4,230,000
 Additional paid in capital                       47,463,000      47,259,000
 Accumulated deficit                             (63,597,000)    (62,505,000)
                                                   ----------      ----------
  Total stockholders' deficit                    (11,150,000)    (11,016,000)
                                                  ----------      ----------
 Total liabilities and stockholders' deficit      $  803,000      $  733,000
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.






Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 Three months ended March 31,
                                                     1997            1996
                                                 (Unaudited)     (Unaudited)
                                                  ----------      ----------
Sales                                            $   139,000     $    60,000
Cost of sales                                         96,000          46,000
                                                  ----------      ----------
                                                      43,000          14,000
Costs and expenses:
 General and administrative                          545,000       1,494,000
 Sales and marketing                                  39,000          62,000
 Research and development                            101,000       1,029,000
                                                  ----------      ----------
   Total costs and expenses                          685,000       2,585,000
                                                  ----------      ----------
   Loss from operations                             (642,000)     (2,571,000)

Other expense (income):
 Interest expense                                    166,000         389,000
 Finance charge                                      284,000         670,000
 Loss on disposition of assets                           ---         314,000
                                                  ----------      ----------
   Total other expense                               450,000       1,373,000
                                                  ----------      ----------
  Net loss                                      $ (1,092,000)    $(3,944,000)
                                                  ==========      ==========

  Net loss per share                                 $ (0.02)        $ (0.18)
                                                     =======         =======
Weighted average number of common shares
 used in computing net loss per share             46,837,515      21,365,240
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.


















Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Three months ended March 31,
                                                     1997            1996
                                                 (Unaudited)     (Unaudited)
                                                  ----------      ----------
Net cash used in operating activities            $  (211,000)    $(1,104,000)

Cash flows from investing activities:
 Purchase of property and equipment                  (71,000)        (97,000)
                                                  ----------      ----------
 Net cash provided by (used in)
 investing activities                                (71,000)        (97,000)

Cash flows from financing activities:
 Proceeds from notes and debentures payable              ---         707,000
 Repayment of notes payable                          (12,000)       (155,000)
 Proceeds from the issuance of stock                 296,000         628,000
                                                  ----------      ----------
 Net cash provided by financing activities           284,000       1,180,000
                                                  ----------      ----------
Increase (decrease) in cash and cash equivalents       2,000         (21,000)

Cash and cash equivalents, at the beginning
 of the year                                           1,000          51,000
                                                  ----------      ----------
Cash and cash equivalents, at the end
 of the period                                    $    3,000      $   30,000
                                                  ==========      ==========

Supplemental disclosures of cash flow information:
 Cash paid for interest                           $   13,000      $   21,000
                                                  ==========      ==========

Debt conversion and use of debt to exercise options and warrants:
 Decrease in notes payable and debentures         $  248,000             ---
 Decrease in accrued interest                         14,000             ---
 Increase in common stock                           (262,000)            ---
 Increase in additional paid-in-capital                  ---             ---
                                                  ----------      ----------
 Net effect on cash                               $        0      $        0
                                                  ==========      ==========

The accompanying notes are an integral part of the financial statements.

                                continued








Scriptel Holding, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
Nine months ended March 31, 1997 and 1996  (Unaudited)

Supplemental disclosures of cash flow information:

In the first three months of 1996, the Company had these non-cash transactions relating to stock, stock options and convertible debt: issued 100,000 shares and 100,250 stock options, net, to officers, directors, employees, creditors, and consultants; repriced and extended a total of 4,274,500 stock options and warrants; and repriced certain convertible debt. The Company recorded the combined value of these transactions as administrative expense ($137,000); and finance charges ($470,000).

In the first three months of 1997, the Company had these non-cash transactions relating to stock, stock options and convertible debt: issued 700,000 shares and 3,173,229 stock options and warrants, net, to officers, directors, employees, creditors, and consultants; repriced and extended a total of 112,500 stock options and warrants; and repriced certain convertible debt.
The Company recorded the combined value of these transactions as administrative expense ($141,000); and finance charges ($259,000).

































Scriptel Holding, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
March 31, 1997 (Unaudited)

1. CONSOLIDATION:

The consolidated information presented for March 31, 1997 and 1996, and for the periods then ended, is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The company was unable to pay the independent accountants to complete their audit of the 1996 financial statements. Consequently, the consolidated balance sheet data at December 31, 1996 was derived from unaudited consolidated financial statements. These quarterly consolidated financial statements should be read in conjunction with the Company's unaudited financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-K.

The consolidated financial statements include the accounts of Scriptel Holding, Inc. and its wholly-owned subsidiaries, Scriptel Corporation ("Scriptel") and Scriptel Communications Corp. (all of which are collectively known as "the Company"). Until late in 1996, the Company also had a consolidated majority-owned subsidiary, Coloray Display Corporation ("Coloray"), a development stage company. The investment in Coloray dropped below 50% at December 31, 1996. Coloray is not consolidated in the accompanying unaudited balance sheet as of December 31, 1996. All significant intercompany transactions have been eliminated.

In early 1996, the Company closed the Coloray operation. This enabled the Company to focus on its core pen/touch technology and related Scriptel products.

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

Management is seeking additional financing through other public or private placements of debt, convertible debt and or common stock to fund its activities (see Note 10). There can be no assurance that the Company will be able to obtain such funds, that such funds obtained will be sufficient, or that the Company will be able to meet or restructure its debt obligations as they come due. If the funds are not received, management plans to cut back further on its planned research and development and capital expenditures, which could jeopardize the timing and ultimate completion of certain critical projects. Completion of these projects and further market development for Scriptel's products are necessary for the Company to achieve profitable operations.

At March 31, 1997, prior to the effects of the proposed refinancing outlined in Note 10, the Company was in default on approximately $2.7 million of its notes and accrued interest payable, of which approximately $1.0 million have been demanded, and in arrears over 60 days on trade accounts payable totaling approximately $0.9 million. In addition, approximately $2.9 million of notes payable and accrued interest were represented by demand cognovit notes at March 31, 1997. At March 31, 1997 the Company had a reported deficit in equity of approximately $11.2 million. The Company is currently attempting to negotiate new terms with certain debt holders, as well as to seek the execution of conversion privileges on convertible notes. (See Note 10.)

At March 31, 1997, the Company was a party to legal proceedings brought by several creditors. (See Note 4 for a summary of litigation issues.) Subsequent to March 31, 1997, several additional creditors filed or threatened legal action against the Company to collect amounts due and payable. The Company has successfully deferred, for the present, legal action by other creditors and has made some partial payments on the amounts due. There can be no assurance, however, that the creditors will not hereafter seek other remedies that might result in the Company ceasing to be a going concern.

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

3. RISK OF LIQUIDATION:

Due to the Company's history of operating losses and immediate need for additional capital, there is a risk that the Company will have to liquidate. Substantially all of the Company's assets, including patents, are pledged as collateral on certain of the Company's debt instruments. If the Company were forced into liquidation, it is likely that all of the assets would be used to settle the claims of secured creditors and none, except possibly some of the value of the patents, would be available to other creditors. If the Company were to liquidate, management estimates that the realizable value of the Company's property and equipment would be substantially less than the carrying values of those assets at March 31, 1997, and the realizable value of the Company's other assets, except patents, would be less, but would not be materially different than the reported values for those assets at March 31, 1997. It is also management's estimate that the Company's patents would be valuable; the Company has fully amortized its patents so there is no recorded value of patents at March 31, 1997. The valuation of assets necessarily requires many estimates and assumptions. The actual value of assets if liquidation were to occur would depend on a variety of factors, including finding interested buyers, the timing of any sales, sales commissions and selling costs, operating losses incurred to the date of any sale, and the forced nature of the sale. Management considered these factors in developing its estimate of realizable values if liquidation were to occur. The Company has not had a current outside appraisal of the assets made because it is management's intention to continue to operate the Company on a going concern basis. Management's estimate of realizable value on liquidation of current assets is approximately $200,000, compared to a carrying value at March 31, 1997 of $180,000. Management's estimate of realizable value on liquidation of property and equipment is approximately $300,000, compared to a carrying value at March 31, 1997 of $623,000. Excluding patents, for which an appraisal is not available and management is otherwise unable to reasonably estimate value, management's estimates of realizable value on liquidation of all assets is approximately $500,000, compared to a carrying value of all assets of $803,000 at March 31, 1997. At that date, the Company's recorded liabilities totaled approximately $12,000,000. The Company also has other contractual commitments.

If the Company could continue as a going concern and achieve profits, the Company could realize substantial savings from the use of its net operating loss carryforwards to offset future taxable income. If the Company were liquidated, it is unlikely that any benefit would be realized from these tax loss carryforwards.

4. LEGAL PROCEEDINGS

The Company is a defendant in several legal actions brought by creditors to collect amounts due, or brought by others.

On September 6, 1995, a promissory note holder filed suit in the Circuit Court of Cook County, Illinois, entitled "Stimsonite Corporation vs. Scriptel Holding, Inc.", for collection of principal, interest and other charges on a note. These total approximately $531,000 at March 31, 1997, which amount is included in other accrued liabilities on the accompanying unaudited consolidated balance sheet. Stimsonite received a judgement against the Company in Illinois in November 1995, and domesticated the judgement against the Company in Ohio in February 1996. The Company is attempting to negotiate a resolution with the creditor.

A creditor filed suit against the Company in February 1996 in the Court of Common Pleas, Franklin County, Ohio, entitled "Financetech, Inc. vs. Scriptel Holding, Inc.", for collection of a debt and accrued interest which total approximately $650,000 at March 31, 1997. The Company has filed a counterclaim against the creditor and its parent company, Apple computer, Inc., for amounts of royalty that the Company feels is due it from the creditor, and has requested the court to offset the note payable by the amount of royalty due. This action is pending, with an initial court date set for summer 1997.

In February 1997, the Company was named as defendant in a suit for trademark infringement. The suit was filed in the United States District Court, Central District of California, Western Division, and is entitled "NMB technologies, Inc. vs Symbios Logic, Inc. and Scriptel Corporation". NMB Technologies, Inc. has a trademark "RIGHT TOUCH (TM)" which it alleges is being infringed by the Company's use of the trademark "WriteTouch (TM)". No alleged damages are specified. This case is in the early stages.

Several other creditors have filed suit against the Company and its subsidiaries, in various courts in Ohio, for payment of amounts due them. In addition, the Company has been informed that several other creditors may take such actions in the near future. The amount currently under suit in these actions totals less than $50,000.

In January 1996 the State of Ohio issued a final claim against the Company for unpaid sales and use taxes of $41,000. These taxes were included in the Company's liabilities at December 31, 1994 and for all subsequent periods.

The Internal Revenue Service has filed a levy against the assets of Coloray to collect approximately $100,000 of federal payroll tax liabilities, penalties, and interest which Coloray owes. In addition, Coloray has received a levy for withheld but unpaid California state income taxes of approximately $30,000. The Company has recorded a liability for the federal and state payroll taxes owed by Coloray because of the Company's contractual obligations made to former officers of Coloray.

The Company has unpaid payroll, personal property, franchise, capital stock, workers compensation, and other taxes aggregating approximately $370,000 at March 31, 1997, and an additional $60,000 arising subsequently. Such amounts may be subject to levy against Company assets. The Company intends to pay these taxes as funds become available.

Demands for payment have been made by several cognovit note holders, for loans and costs totaling approximately $1,000,000. A cognovit note allows the holder to obtain immediate judgement against the Company if the note is presented in court. To date, the cognovit note holders have not exercised this right. In May 1997, most of these note holders agreed to extend their notes to December 1998, subject to the completion of a debt restructuring as outlined in Note 10.

There can be no assurance that creditors will not hereafter seek other legal remedies.

5. INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market. Management conducts a general review of the adequacy of excess and obsolete inventory reserves on a quarterly basis. Reported inventories are mainly raw materials.













6. NOTES PAYABLE AND DEBENTURES

Notes payable and debentures as of March 31, 1997 and December 31, 1996 consist of the following:
                                                     1997            1996
                                                  ----------      ----------
Convertible notes, at rates ranging from 10%
 to 18%, principal and interest convertible to
 common shares at $0.10 to $3.50 per share;
 in default                                      $   877,000     $   918,000

Convertible debenture, 6%, due December 1999             ---          90,000

Convertible debenture, 14%, due September 1997       171,000         221,000

Notes payable to a corporation, $250,000 at 10%
 and $250,000 at 8%; in default                      500,000         500,000

Demand notes payable to major stockholders
 at 18% per annum                                  2,157,000       2,169,000

Demand and cognovit promissory notes payable,
 at rates ranging from 8% to 18%; in default         444,000         513,000

Note payable on machinery purchases, due
 August 1996; in default                              93,000          93,000

Note payable to a corporation, 10%, due
 March 1998                                          280,000         280,000

Demand notes payable to suppliers, 18%;
 in default                                           37,000          37,000
                                                  ----------      ----------
                                                   4,559,000       4,821,000

Less current portion                               4,559,000       4,451,000
                                                  ----------      ----------
                                                 $       ---     $   370,000
                                                  ==========      ==========

The prime interest rate was 8.5% at March 31, 1997. Substantially all assets of the Company are pledged as collateral for certain of the notes. See Note 10 for an outline of the provisions of a proposed restructuring of debt.


7. COMMON STOCK AND COMMON STOCK COMMITMENTS

The Company entered into the following significant common stock transactions and made the following common stock commitments to date in 1997:

* On January 22, 1997, the Company sold and issued 1,000,000 shares of common stock to a foreign investor at a price of $0.10 per share. The shares were issued under the provisions of Regulation S promulgated by the Securities and Exchange Commission ("Regulation S"). The Company received cash proceeds of $100,000. The Company paid a $13,000 cash commission to Alexander, Wescott & Co., Inc. ("Wescott"), the placement agent for the shares. Under an agreement with Wescott, the Company also issued to Wescott warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share and which expire in 2002, five years after issuance. See below. Such warrants were issued under the provisions of Rule 144. The closing market bid price of the Company's common stock on January 22, 1997 was $0.17 per share.

* Another, similar, sale of 1,000,000 shares to a foreign investor took place on January 28, 1997. The closing market bid price of the Company's common stock on January 28, 1997 was $0.14 per share. Wescott was also the agent on that transaction, and received the same cash commission and the same quantity of warrants.

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

* The Company issued a $90,000 debenture in December 1996 under the provisions of Regulation S. Wescott was the agent. This debenture, plus accrued interest, was converted in January 1997 into 906,066 shares of common stock at a conversion price of $0.10 per share.

* The Company amended its June 24, 1996 agreement with Wescott on February 12, 1997. The amendment retroactively required the Company to give Wescott a warrant (under the provisions of Rule 144) to purchase an aggregate of 30% of all of the shares issued under the agreement. The exercise price is $0.10 per share and the warrant will expire in 2002, five years after issuance. Wescott has piggyback registration rights on the shares which would be issued if the warrants are exercised. (The prior agreements with Wescott limited the warrants to a maximum of 10% of the shares issued under the agreement.) As a result of this amendment, in 1997 the Company issued to Wescott warrants to purchase an additional 1,923,229 shares (to a total of 2,885,286 warrants on transactions through Wescott under this agreement). The market value of the Company's common stock on February 12, 1997 was $0.14 per share. The estimated value of these warrants, $133,000, was expensed as a finance charge in the first quarter of 1997.

* In February 1997, the Company sold a total of 520,000 shares at $0.10 per share to two accredited investors. The market bid price was approximately $0.10 per share on the date of the transaction. Such shares are subject to the provisions of Rule 144. The $52,000 proceeds were used to support the Company's operations.

* Through March 1997, nine accredited investors converted their notes and accrued interest into a total of 1,717,080 shares at $0.10 per share. The market bid price was approximately $0.10 per share on the date of the transactions. The shares are subject to the provisions of Rule 144. The Company has reduced debt by $172,000 as a result of this conversion.

* In January 1997, the Company issued 700,000 shares of common stock to a consultant in payment for services rendered in 1997. Such shares are subject to the provisions of Rule 144. The value of approximately $140,000 was treated as an administrative expense in the first quarter of 1997.

* An agreement with two creditors in February 1997 reduced the conversion terms on $85,000 of debt from a conversion price of $0.55 per share to a new conversion price of $0.10 per share. As a result, an additional 695,000 shares were committed for the conversion features on this debt. A finance charge of $92,000 was recorded in the first quarter of 1997 on this transaction.

* On December 31, 1996, Coloray (until then a majority owned subsidiary of the Company) and the Company entered into a consulting agreement with M. Kathy Vieth, former president of Coloray, for the purpose of having Ms. Vieth promote Coloray's technology, license that technology to other companies, and seek a monetary return on that technology. As part of the agreement with Ms. Vieth, Scriptel transferred to Ms. Vieth 50,000 of its shares of Coloray common stock. This reduced Scriptel's ownership interest in Coloray to forty-six percent (46%), and Coloray then ceased to be a consolidated subsidiary of Scriptel.

The consulting agreement with Ms. Vieth requires payment to her of 500,000 shares of stock and $10,000 cash, with half of the stock to be paid on success in obtaining an acceptable conclusion to Coloray's research agreement with SRI and the other half paid on success in obtaining an acceptable conclusion to Coloray's membership in the U.S. Display Consortium. These shares have not yet been issued.

* In March 1997, the Company entered into an agreement with two accredited investors. Under this agreement, the investors purchased a total of 300,000 shares of Common Stock at $0.10 per share and exercised options to purchase an additional 400,000 shares of Common Stock at $0.10 per share. The bid price of the Company's stock on the date of the transaction was $0.085 per share. The Company gave the investors new options to purchase 400,000 shares of Common Stock at an initial exercise price of $0.10 per share (which exercise price increases in steps to a maximum of $0.20 per share), and which are exercisable until 2002. The Company also issued 600,000 new options to the investors at a flat exercise price of $0.10 per share and which will expire in 2000. All of the options are callable by the Company if the Company's stock price reaches $0.50 per share. The value of the options, $29,000, was expensed as a finance charge in the first quarter of 1997. All of such shares and options are subject to the provisions of the SEC's Rule 144.

* The Company agreed to issue a one-time stock grant to employees of Scriptel at June 1, 1996, equal to twice each employee's monthly salary divided by $0.75 per share. This grant totals 244,350 shares. The shares were issued in May 1997. The Company also agreed to pay the employees' taxes on the stock grant, subject to availability of cash.

* In May 1996, certain of the Company's officers and employees agreed to defer that part of their annual compensation which exceeded $85,000 until such time as the Company's cash situation improved. As part of the agreements with these individuals (including officers Bernard Eckstein, J. Vance Holloway, Edward Palmer, and Frederick A. Niebauer), the Company agreed to pay interest at 10% per annum on the amounts deferred, and agreed to issue an option to purchase one share of common stock at an exercise price of $0.40 per share and with an expiration date of five years after issuance for each dollar of salary deferred. A total of 130,669 options were issued in May 1997 under these provisions. The deferral of salaries ceased on May 1, 1997.

* In the first quarter of 1997, the Company granted 50,000 options to employees with an exercise price of $0.40 per share. In connection with a conversion of debt to stock, the Company also repriced 112,500 warrants held by an investor from exercise prices ranging from $1.70 to $2.00 per share to a new exercise price of $0.14 per share, and extended these warrants from 1998 to 2001. The $1,000 value of the options and $44,000 value of the warrants was expensed as administrative expense and finance charge, respectively, in the first quarter of 1997.

* In April 1997, the Company issued 200,000 shares of common stock to DeWitt Wolf Consultants, LLC ("DeWitt") (of San Francisco, California) in payment of their travel and related expenses in performing consulting services for the Company in its proposed restructuring (see Note 10). The value of these shares, $20,000, will be expensed as a finance charge in the second quarter.

* The Company issued a total of 220,000 options to two of its vice presidents in May 1997, as additional compensation for their services. These options had an exercise price of $0.40 per share and expired in 2002.

* The company issued in May 1997 a total of 6,721,280 shares of common stock to its employees and several consultants, and in return cancelled all of the 6,721,280 options and warrants held by such individuals. The Company also agreed to withhold and pay on the individuals' behalf by the end of May 1997 federal and state income taxes equivalent to $0.025 per share (a total of $168,000). The value of the shares at date of issuance, $840,000 (the sum of the par value of the common shares issued, $672,000, and the cash payment to be made for taxes, $168,000), will be expensed as an administrative expense in the second quarter of 1997. The shares were issued under the provisions of Rule 144.

*  The Company also expects to issue shares in its proposed refinancing (see
Note 10).


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

9.  RELATED PARTY TRANSACTIONS, SUBSEQUENT EVENTS

In addition to several items described elsewhere herein, the Company had the following events occur subsequent to December 31, 1996.

* The Company paid $12,000 of principal and $13,000 of interest to Mr. Jacobs, a major creditor, through the end of March 1997. The Company has a "handshake" agreement with Mr. Jacobs under which the Company pays Mr. Jacobs, as reduction of debt, an amount equal to 15% of the net proceeds from its financings. (See Note 10.)

* The Company continued to default on its payments of payroll taxes to date in 1997.

10.  REFINANCING

The Company is working with the consulting firm of DeWitt Wolf Consultants, LLC ("DeWitt"), and new investors, in a proposed restructuring and refinancing of the Company's debts. This transaction has not been finalized as of May 13, 1997. However, several actions have been started which are contingent on successful completion of the refinancing. These include:

  * An agreement with Mr. Jacobs and Standard Energy Company to hold still on the Company's notes and interest payable to them (approximately $3.0 million in total), and not demand payment on these notes until at least December 1998.

  * Agreements with several creditors to extend approximately $0.6 million of debt to December 1998.

  * Agreements with several creditors to convert approximately $460,000 of debt into approximately 4,600,000 shares of common stock at a conversion price of $0.10 per share.

  * Agreements with several creditors extending to December 1998 the $1.0 million of debt they hold; making the debts convertible or modifying the conversion price on debt they hold to a new conversion price of $0.10 to $0.15 per share (from $1.00 to $5.01 per share); and/or repricing and extending options and warrants they hold, generally to new exercise prices of $0.10 to $0.15 per share (from $0.81 to $2.50 per share) and expiring in 2001; and/or issuance of new options or warrants. As a result of such agreements and conditioned on finalization of the refinancing and restructuring, the Company has committed to issue 853,000 options and warrants, reprice and extend 765,000 options and warrants, and increase the amount of shares reserved for issuance on convertible debt by 6,535,000 shares. The expected value of $280,000 on all of these transactions will be expensed in the second quarter as a finance charge, assuming the restructuring is completed.

In addition, under the proposed refinancing, the Company would issue $4,250,000 of non-dilutive convertible debentures ($250,000 to Mr. Jacobs in return for reduction of a similar amount of notes and interest due him, and $4,000,000 to new investors). The debentures would be convertible initially into common shares at the rate of $0.10 per share. However, after a reverse stock split of 1-for-20 (see below) the debentures would be convertible into post-reverse split shares at the rate of $0.20 per post-reverse split share. If the transaction is completed as contemplated, the Company would issue 40,000,000 shares of common stock to Mr. John Wampler, an accredited investor, against a small cash payment and a non-recourse note receivable for the remainder of the $4,000,000 purchase price. Cash receipts from new investors on the convertible debentures would offset amounts due from Mr. Wampler on the note receivable. Cash receipts on the notes receivable/debentures would be spread out over an extended period as working capital needs arise.

The proposed refinancing would also require the payment of a 10% commission to DeWitt as payment of its commission.

Under the proposed refinancing, the Company understands that Mr. Wampler will receive proxies to vote shares owned by Mr. Walter T. Krumm (approximately 8,200,000 shares), several other shareholders (approximately 1,500,000 shares) and shares held by members of senior management of the Company (approximately 5,000,000 shares). After the 40,000,000 proposed share issuance to Mr. Wampler, and the receipt of the proxies mentioned, Mr. Wampler would have voting rights on more than 50% of the shares then outstanding (approximately 54,700,000 shares with voting rights against approximately 101,900,000 then to be outstanding). Mr. Wampler would then have a controlling block of shares in the Company. The proposed refinancing includes provisions for an immediate meeting of the shareholders of the Company, at which meeting this block of shares would be voted in favor of proposals to reduce the par value of the common stock to $0.001 per share, do a 1-for-20 reverse stock split, and adopt a new series of 25,000,000 shares of undesignated preferred stock.

The proposed $4,250,000 debentures would contain anti-dilutive provisions as mentioned above. Immediately after the reverse stock split, and to the extent that the debentures were funded and converted, Mr. Wampler and the new investors alone would have effective control of the Company.

The Company expects to complete the refinancing in a short period of time.
The Company expects as a result of the refinancing that it may restate the December 31, 1996 and March 31, 1997 consolidated unaudited balance sheets to show the extended or converted debt as non-current liabilities at those dates. The company expects to file as exhibits to a Form 8-K the agreements and other documents outlining the refinancing, assuming it is completed.

The Company is currently authorized to issue up to 125,000,000 shares of its common stock, par value $0.10 per share. If the refinancing goes as planned, the Company would have the following approximate pro forma outstanding or committed shares as of May 15, 1997, before the effects of the reverse stock split:

Outstanding shares                                       101,900,000
Shares reserved for outstanding:
  Options                                                  6,800,000
  Warrants                                                31,600,000
  Convertible notes and accrued interest                   8,600,000
Options which have been committed in various
  agreements but not yet granted                           2,000,000
Shares to be issued to M. Kathy Vieth                        500,000
Shares to be reserved for the conversion of the
  $4,250,000 of debentures issued in May 1997             42,500,000
                                                         -----------
Total                                                    193,900,000
                                                         ===========



If the refinancing goes as planned, the Company would have the following approximate pro forma outstanding or committed shares as of May 15, 1997, after the effects of the reverse stock split:

Outstanding shares (including 2,000,000 held by
 Mr. Wampler)                                             20,095,000
Shares reserved for outstanding:
  Options                                                    340,000
  Warrants                                                 1,580,000
  Convertible notes and accrued interest                     430,000
Options which have been committed in various
  agreements but not yet granted                             100,000
Shares to be issued to M. Kathy Vieth                         25,000
Shares to be reserved for the conversion of the
  $4,250,000 of debentures issued in May 1997             21,250,000
                                                         -----------
Total                                                     43,820,000
                                                         ===========




































PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

SCRIPTEL HOLDING, INC. AND SUBSIDIARIES

OVERVIEW

The Company has been in the research, development, and ultimately the manufacturing and licensing business of pen-based computing products for over ten years, through its wholly owned subsidiary, Scriptel Corporation. Management believes that Scriptel's electrostatic system is the most viable technology currently available for electronic ink applications. All the other known technologies have either functionality or cost penalties that render them less competitive versus Scriptel's patented electrostatic coupling technology. There are some approaches that could result in a next generation system, but they are in the early stages of research and development. It is estimated that the current electrostatic system will be highly competitive for the next four to five years. In May 1996, the Company began shipping development kits of its cordless pen/touch digitizer subsystem to potential customers. In early 1997, the Company began shipping products using the Company's patented WriteTouch (TM) technology. Two original equipment manufacturers ("OEMs") are using these in their new computer notebook and tablet applications. Scriptel has products under development with three other OEMs. Due to the anticipated cost associated with the completion of the development of the Company's products and the ramp up of production, management cannot predict when the Company will achieve profitable operations on a consolidated basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

The consolidated statements of operations include the results of operations for Coloray since date of acquisition in April 1994 and until the investment in Coloray dropped below 50% in December 1996.

                                                     1997            1996

          Sales                                   $  139,000       $  60,000

The Company operates as a single business segment, providing computer peripheral equipment to OEMs. Scriptel's sales in this segment have increased due to a higher demand for Scriptel's glass panels for pen-based computers, and with the recent shipments of WriteTouch (TM) products.


                                                     1997            1996

          Cost of sales                           $   96,000       $  46,000

The year-to-year fluctuations in cost of sales generally follow the change in revenues. Scriptel continues to have unabsorbed burden caused by the low level of manufacturing volume and the direct costs of excess capacity.

                                                     1997            1996

     General and administrative expenses         $   545,000     $ 1,494,000
     Sales and marketing expenses                     39,000          62,000
     Research and development expenses               101,000       1,029,000

Certain members of management, employees and certain outside consultants received stock, compensatory stock options, or repriced stock options to attract them to the Company or to pay for their services. The fair value of the stock or options at the date of issuance, $1,000 in 1997 and $302,000 in 1996, was expensed when all restrictions had lapsed. The 1996 administrative expenses include $400,000 of costs on the closure of Coloray in early 1996. The Company also lowered its general and administrative expenses by reducing staff at Coloray and Scriptel, and reducing its use of consultants.

Sales and marketing expenses have not changed significantly.

Cash outflows for research and development expenses have been reduced dramatically, principally through the closure of the Coloray operation. Research and development expenses also include unfunded costs in 1996 of research agreements with Xetron (by Scriptel) and SRI (by Coloray), and Cooperative Research and Development Agreements (by Coloray). Coloray's ongoing costs have now dropped to zero. Cash payments on research and development will increase, as the Company funds Scriptel's research agreement obligations.

                                                     1997            1996

          Other expenses                          $  329,000      $1,373,000

Other expenses include interest expense of $166,000 and $389,000 in 1997 and 1996, respectively. Other expense also includes finance costs of $163,000 in 1997 and $670,000 in 1996. Interest expense reflects high levels of debt financing. Interest expense in 1996 included stated interest of $242,000 on new demand notes totaling $672,000 of principal. Finance costs in 1996 related principally to $644,000 in value of stock warrants surrendered as compensation on new financing. In 1997, finance costs included $46,000 in value of warrants or options surrendered as compensation on new financings, cash costs of financing, and a $92,000 loss recorded on changing the conversion terms of certain debt.

In 1996 the Company sold Coloray's property and equipment at auction, and eliminated its leasehold improvements, resulting in a loss from disposition of assets of $314,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition, the risk of liquidation if its current financing efforts are unsuccessful, and its severe liquidity problems are outlined in the accompanying notes to the consolidated financial statements. The Company has funded its operations primarily through the sale of common stock, the issuance of debt instruments with common stock conversion features, and private, institutional and bank financing. As of March 31, 1997, the Company's stockholders had paid or surrendered in value $52,326,000 to acquire 49,843,809 shares of common stock and to obtain the outstanding options and warrants. In addition, $4,559,000 of notes payable and debentures were outstanding as of March 31, 1997, and accrued interest on notes was $1,594,000 at that date. From inception of the Company through March 31, 1997, the Company has incurred an accumulated deficit of $63,476,000.

The Company had current liabilities in excess of current assets of approximately $11,800,000 at March 31, 1997. This has occurred due to cumulative operating losses being financed by the issuance of notes payable and other liabilities.

Several debt and equity transactions have occurred to date in 1997. (See notes to the consolidated financial statements). Management believes that these recently concluded private placements of debt and equity securities are not sufficient to finance the Company's planned operating, development and capital expenditures for 1997 and to repay defaulted indebtedness. Management has cut back on operating, development and marketing activities, and anticipates further reductions. Management also intends to seek additional financing through other private placements of debt, convertible debt and/or common stock to fund such activities. (See Note 10.)

There can be no assurance that the proceeds from stock sales or other financing activities will be sufficient to fund operating activities and repay defaulted indebtedness. If funds received are insufficient, then the Company's ability to continue as a going concern could be adversely affected, and the Company may have to liquidate.

Management believes that Scriptel will experience revenue growth associated with its pen-based operating activities and anticipates that this revenue growth will help provide for Scriptel's working capital needs on an ongoing basis after 1997.

The Company's independent accountants have included a paragraph in their report, stating that the Company's financial statements as of December 31, 1995 and for the periods then ended have been prepared assuming that the Company will continue as a going concern and that the Company's recurring losses from operations, net working capital deficiency and need for immediate financing to fund operations raise substantial doubt about its ability to continue as a going concern. The Company has not been able to pay its auditors to complete their audit of the 1996 financial statements. When the audit can be completed, the Company expects a similar paragraph in the auditor's opinion on the 1996 financial statements.

ADOPTION OF ACCOUNTING STANDARDS

There are no new accounting pronouncements which management believes will have a material effect on the accompanying financial statements.

INFLATION AND ECONOMIC CONDITIONS

Management believes that the effect of inflation on the Company's operations is not material. The Company does not have long-term contracts requiring performance at fixed rates. Accordingly, management believes it will be able to pass through to its customers most cost increases resulting from inflation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 4 "Legal Proceedings" to the accompanying consolidated financial statements, which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES

See Note 7 "Common Stock and Common Stock Commitments" and Note 10 "Refinancing" to the accompanying consolidated financial statements for a discussion of recent transactions. This disclosure includes the information required by Item 701 of Regulation S- K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a) The Company and its subsidiaries are in default on the payment of principal and interest on several notes. The table below summarizes principal and interest in default at March 31, 1997:

                                                   Principal        Interest

Cognovit promissory notes payable, due at
various dates through December 1994               $  444,000       $ 199,000

Convertible promissory notes payable to
investors, due at various dates                      877,000         342,000

Notes payable to a corporation, in default
as of December 1, 1994                               500,000         149,000

Notes payable on machinery purchases,
due August 1996                                       93,000           8,000

Notes payable to trade creditors, due at
various dates in 1994                                 37,000          12,000

                                                  ----------      ----------
Total in default                                 $ 1,951,000       $ 710,000

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

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     27- Financial Data Schedule

(b)  Reports on Form 8-K:


On January 13, 1997, the Company filed an 8-K dated December 31, 1996. This 8-K summarized the actions and effects of a reduction in the Company's ownership interest of Coloray to below 50%. It also summarized an agreement reached with Mr. Walter Krumm to convert $772,399 of Company indebtedness to 7,723,994 shares, and to reprice 5,669,332 warrants he owns.

On February 3, 1997, the Company filed an 8-K dated January 22, 1997 relating to the issuance of 3,001,151 shares under the provisions of Regulation S. Of these, 2,000,000 were purchased for cash and 1,001,151 were additional shares issued on conversion of a debenture.



                               SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SCRIPTEL HOLDING, INC.
                                   (Registrant)


Date:  May 14, 1997                  /s/ Bernard H. Eckstein
                                         Bernard H. Eckstein
                                         Chairman and Chief Executive Officer



Date:  May 14, 1997                  /s/ Frederick A. Niebauer
                                         Frederick A. Niebauer
                                          Treasurer (principal financial and
                                          accounting officer)